Form 10-Q
period 1996-03-31
FLORES & RUCKS INC /DE/
filed 1996-05-15
CIK 930550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                           Commission File No. 0-25058



                              FLORES & RUCKS, INC.
             (Exact Name of Registrant as Specified in its Charter)




                 DELAWARE                                   72-1277752
      (State or Other Jurisdiction of                    (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

     8440 JEFFERSON HIGHWAY, SUITE 420
          BATON ROUGE, LOUISIANA                               70809
 (Address of Principal Executive Offices)                   (Zip Code)

      Registrant's Telephone Number, Including Area Code: (504) 927-1450


          Securities Registered Pursuant to Section 12 (b) of the Act:
                          COMMON STOCK, $0.01 PAR VALUE
                                (Title of Class)


           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x]  No [  ]



                19,550,790 shares of the registrant's Common
                 Stock were outstanding as of May 8, 1996.

                              FLORES & RUCKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     Unaudited)
                                                    March 31,      December 31,
                                                        1996            1995
                                                      ---------     ----------
Current assets:
  Cash and cash equivalents                         $  22,625,698    $   212,238
  Joint interest receivables                            1,401,019        390,275
  Oil and gas sales receivables                        16,579,799     17,546,127
  Notes and accounts receivable -- stockholders                 -        129,129
  Prepaid expenses                                        820,716        390,412
  Other current assets                                  1,078,108        424,824
                                                         --------        -------
       Total current assets                            42,505,340     19,093,005

Oil and gas properties -- full cost method:
    Evaluated                                         289,242,843     75,581,044
    Less accumulated depreciation, depletion,
      and amortization                              (128,390,292)   114,040,044)
                                                     ------------  ------------
                                                      160,852,551    161,541,000
    Unevaluated properties excluded from
     amortization                                      26,931,287     19,041,148

Other assets:
    Furniture and equipment, less accumulated
      depreciation of $1,551,686 and $1,258,225
      in 1996 and 1995, respectively
                                                        2,639,588      2,340,641
    Restricted deposits                                 4,771,385      4,259,182
    Deferred financing costs                            4,975,778      5,127,974
    Deferred tax asset                                  3,491,136      4,692,263
                                                        ---------      ---------
       Total assets                                 $ 246,167,065    216,095,213
                                                      ============   ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities        $ 24,648,314 $ 15,090,791
    Oil and gas sales payable                          5,133,260    5,177,277
    Accrued interest                                   5,818,540    2,651,097
                                                       ---------    ---------
       Total current liabilities                      35,600,114    2,919,165

Long-term debt                                       125,176,030  157,391,556
Notes payable to be refinanced under revolving
  line of credit                                              -    14,300,000
Other noncurrent liabilities                             638,609      638,609
Deferred hedge revenue                                   752,750      870,333

Stockholders' equity:
    Preferred stock, $.01 par value; authorized
     10,000,000 shares,
     no shares issued or outstanding at March 31, 1996      -            -
    Common stock, $.01 par value; authorized 100,000,000
       shares;issued and outstanding 19,550,790 shares
       and 15,044,125 shares at March 31, 1996 and
       December 31, 1995, respectively                  195,508      150,441
    Paid-in capital                                   6,716,902   27,638,465
    Retained earnings (deficit)                      (5,912,848)  (7,813,356)
                                                      ----------  ----------
       Total stockholders' equity                    83,999,562   19,975,550
                                                     ----------   ----------
       Total liabilities and stockholders' equity   246,167,065  216,095,213
                                                  ============= =============

The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                            ---------
                                                      1996              1995
                                                      ----              ----
Revenues:
  Oil and gas sales                               $36,812,203      $25,766,517
    Plant processing income                            16,654          267,499
                                                      ------          -------
       Total revenues                               36,828,857       26,034,016
Operating expenses:
    Lease operations                                 8,445,683        6,777,336
    Severance taxes                                  2,885,699        2,204,378
    Depreciation, depletion and amortization        14,350,248       10,698,308
                                                    ----------       ----------
       Total operating expenses                     25,681,630       19,680,022
General and administrative expenses                  3,257,725        3,098,037
Interest expense                                     4,511,758        4,394,433
Other expense (income)                                 257,922          (76,417)
                                                       -------          -------

Net income (loss) before income taxes                3,119,822       (1,062,059)
Income tax expense                                   1,219,314                -
                                                     ---------       --------

Net income (loss)                               $    1,900,508     $ (1,062,059)
                                                ==============     ============

Weighted average common shares outstanding         15,688,083       15,040,056

Earnings (loss) per common share                         $.12           $(.07)


The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                   1996              1995
                                                   ----              ----


 Operating activities:
        Net income (loss)                       $  1,900,508     $ (1,062,059)

   Adjustments to reconcile net income (loss)
      to net cash provided by operating activities:
       Depreciation, depletion and amozation       14,643,709       10,822,631
       Deferred hedge revenue                        (117,583)         (33,334)
       Deferred tax asset                           1,201,127                -

   Changes in operating assets and liabilities:
      Accrued interest                              1,867,443        4,490,987
      Receivables                                      84,713          156,430
      Prepaid expenses                               (430,304)        (176,449)
      Other current asset                            (653,284)         (10,660)
      Accounts payable and accrued liabilities      9,557,523        5,912,910
      Oil and gas sales payable                       (44,017)         362,327
                                                      -------          -------
Net cash provided by operating activities          28,009,835       20,462,783
                                                   ==========       ==========

Investing activities:
    Additions to oil and gas properties and
    furniture and equipment                       (22,144,346)     (17,259,126)
    Increase in restricted deposits                  (512,203)        (495,825)
                                                     --------         --------
Net cash used in investing activities             (22,656,549)     (17,754,951)
                                                  -----------      -----------

Financing activities:
    Sale of stock                                   2,123,504          369,949
    Borrowings on notes payable                     1,000,000       18,000,020
    Payments of notes payable                     (66,215,526)     (21,513,999)
    (Increase) decrease in deferred financing
       costs                                            2,196          (32,085)
                                                      -------          -------
Net cash provided by (used in) financing
  activities                                       17,060,174       (3,176,115)
                                                   ----------       ----------
Increase (decrease) in cash and cash equivalents   22,413,460         (468,283)
Cash and cash equivalents, beginning of the period    212,238          568,690
                                                      -------          -------
Cash and cash equivalents, end of the period    $  22,625,698   $      100,407
                                                 =============   ==============

Interest paid during the period                     3,176,883   $      234,747
                                                 ============   ==============

The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)


1.   General Information

          The consolidated financial statements included herein have been prepared by Flores & Rucks, Inc. (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report.

2.   Earnings Per Share

          Earnings per common share are based on the weighted average number of shares of common stock outstanding for the periods. The Company had 1,498,835 stock options outstanding as of March 31, 1996. The options were not reflected as common stock equivalents for the three months ended March 31,1996, as the dilutive effect caused by the options on earnings per share was less than three percent. The Company had 760,500 options outstanding as of March 31, 1995, which were not reflected as common stock equivalents for the three months ended March 31, 1995, as they were anti-dilutive.

3.   Hedging Activities

          The Company hedges certain of its production through a master swap agreement ("Swap Agreement") with Enron Capital & Trade Resources Corp. ("ECT"). The Swap Agreement provides for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. On April 8, 1996, the Company unwound a portion of two four-month crude oil hedges which were entered into during the first quarter of 1996. In addition, on April 12, 1996, the Company unwound a portion of a hedge that was extended by ECT on March 29, 1996. On April 11, 1996, the Company entered into an additional gas hedge. The gain or loss realized upon unwinding these transactions has been deferred and is being amortized over the original determination period on a units-of-production basis. The Swap Agreement is settled monthly based on the differences between contract prices and the average NYMEX prices for that month applied to the related contract volumes. To the extent the NYMEX price exceeds the contract price, the Company pays the spread to ECT, and to the extent the contract price exceeds the NYMEX price, ECT pays the spread to the Company. Under the terms of the Swap Agreement, if the Company's exposure (i.e., the cost to buyout all of the contracts covered by the Swap Agreement) exceeds $5 million, ECT can require the Company to establish and maintain a letter of credit in the amount of such excess, rounded up to the next multiple of $500,000. As of May 8, 1996, the Company's exposure under all contracts  covered by the Swap Agreement was  approximately  $3.5 million.

     As of March 31, 1996, after giving effect to the aforementioned transactions, the Company's open forward position with ECT was as follows:
                                      OIL                     GAS
                                    AVERAGE                 AVERAGE
   Year                   MBBLS      PRICE       BBTU        PRICE
   ----                   -----      -----       ----        -----
   1996                    2,075      $18.28     4,870      $1.92
   1997                      300      $18.55         -          -
   1998                      300      $18.55         -          -
   1999                      300      $18.55         -          -
   2000                      300      $18.55         -          -
   ----                      ---      ------      ------    ------
         Total             3,275      $18.38     4,870      $1.92

 The above tables assumes extendible contracts have not been exercised by ECT. Included in the 1996 swap arrangements is a three-month term hedge with a three-month option exercisable by ECT. If ECT exercises its option to extend, total barrels would increase to 2,375 MBbls in 1996.

                            FLORES & RUCKS, INC.

4.   Common Stock Offering

     On March 19, 1996, the Company completed an additional offering of 4,500,000 common shares to the public at $14.75 per share (the "Offering"). Net proceeds of the Offering were approximately $62.2 million, of which $15.4 million was used to repay a note payable to Shell Offshore, Inc. and approximately $33.0 million was used to repay all outstanding indebtedness under the Company's $50 million borrowing based senior revolving bank credit facility.

MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL  CONDITION AND
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1996

     The following table reflects certain information with respect to the Company's oil and gas operations.

                                                 Three Months Ended
                                                      March 31,
                                               1995                1996
                                               ----                ----
                                               (dollars in thousands,
                                              except per unit amounts)
        SALES VOLUMES
             Oil (MBbls)                       1,232               1,558
             Gas (MMcf)                        2,795               3,310
             Oil and Gas (MBOE)                1,698               2,110

         REVENUES (1)
             Total Oil Revenues              $21,268             $30,005
             Total Gas Revenues                4,616              10,672

         AVERAGE SALES PRICES (1)
             Oil (per Bbl)                    $17.26              $19.25
             Gas (per Mcf)                      1.65                3.22
             Per BOE                           15.24               19.28

         Severance Taxes                      $2,204              $2,886
         Lease Operating Expenses              6,777               8,446
         Lease Operating Expenses per BOE      $3.99               $4.00

- ---------
(1) Excludes results of hedging activities which decreased revenue recognized in the three months ended March 31, 1995 and 1996, by $.1 million and $3.9 million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $16.99 and $18.71 in the three months ended March 31, 1995 and 1996, respectively. The average gas price per Mcf received was $1.73 and $2.31 in the three months ended March 31, 1995 and 1996, respectively.

     REVENUES. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three months ending March 31, 1996 and the comparable period in 1995:
                                                        First Quarter 1996
                                                            Compared to
                                                        First Quarter 1995
         Increase (decrease) in oil and gas revenues resulting from differences in:
             Crude oil and condensate-

                Price                                            $  3,109
                Production                                          5,627
                                                                    -----
                                                                    8,736
             Natural gas-
                Price                                               5,206
                Production                                            850
                                                                    6,056

             Plant processing and hedging, net                     (3,997)
                                                                   ------

         Increase in oil and gas revenues                         $10,795
                                                                  =======

     The Company's total revenues increased approximately $10.8 million, or 42%, to $36.8 million for the three months ended March 31, 1996, from $26.0 million for the comparable period in 1995. Production levels for the three months ended March 31, 1996, increased 24% to 2,110 MBOE from 1,698 MBOE for the comparable period in 1995. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the three months ended March 31, 1996 were $19.25 per Bbl and $3.22 per Mcf versus $17.26 per Bbl and $1.65 per Mcf in the prior period. Revenues increased by $6.5 million due to the aforementioned production increases and by $8.3 million as a result of increased oil and gas prices.

     These increases were partially offset by a $3.7 million decrease in hedging revenues and a $0.3 million decrease in plant processing income. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See --Other Matters--Energy swap agreements. The Company's average sales prices (including hedging activities) for oil and natural gas for the three months ended March 31, 1996, were $18.71 per Bbl and $2.31 per Mcf versus $16.99 per Bbl and $1.73 per Mcf in the prior period. The Company is also contractually committed to process its gas production from Main Pass 69 and the East Bay fields under certain processing agreements. Plant processing income (loss) represents revenues from the sale of natural gas liquids less the costs of extracting such liquids, which costs include natural gas shrinkage. Income from plant processing fluctuates primarily as a result of changes in volumes processed, and changes in prices for natural gas in comparison to changes in prices for natural gas liquids. Such price changes are usually not proportionate due to the generally higher price volatility of natural gas. For the three months ended March 31, 1996, plant processing income decreased due to natural gas liquid prices remaining relatively stable, while natural gas prices generally increased.

     LEASE OPERATING EXPENSES. On a BOE basis, lease operating expenses remained relatively unchanged at $4.00 per BOE for the three months ended March 31, 1996, as compared to $3.99 per BOE in the comparable 1995 period. Lease operating expenses for the three months ended March 31, 1996, were $8.4 million, as compared to $6.8 million for the comparable 1995 period. The change in lease operating expenses in the 1996 period from the comparable 1995 period can primarily be attributed to the Company's 1996 workover program. Workover expenses for the three months ended March 31, 1996, were $1.1 million. No workovers were performed during the comparable 1995 period. The remaining increase primarily relates to fluctuations in normal operating expenses, including operating expenses associated with increased production.

     SEVERANCE TAXES. The effective severance tax rate as a percentage of revenues decreased to 7.8% in the three months ended March 31, 1996, from 8.5% in the comparable 1995 period. The decrease was primarily due to increased production from new wells on federal leases and from state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

     General and administrative expenses. General and administrative expenses per BOE decreased 15% to $1.54 per BOE in the three months ended March 31, 1996, from $1.82 per BOE in the comparable 1995 period, primarily as a result of increased production in the 1996 period. In the three months ended March 31, 1996, general and administrative expenses were $3.3 million, as compared to $3.1 million in the comparable 1995 period. The increase in general and administrative expenses is primarily due to costs associated with increased corporate staffing, partially offset by an increase in the capitalization of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties during 1996.

     DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE. For the three months ended March 31, 1996, depreciation, depletion and amortization ("DD&A") expense was $14.4 million, as compared to $10.7 million for the comparable 1995 period. On a BOE basis, DD&A for the three months ended March 31, 1996, was $6.80 per BOE, as compared to $6.30 per BOE for the comparable 1995 period. This variance was primarily related to the Company's increased production and related capital cost additions from the 1995 and 1996 drilling programs, partially offset by the increase to proved reserves resulting from the programs.

     INTEREST EXPENSE. For the three months ended March 31, 1996, interest expense was $4.5 million, as compared to $4.4 million in the comparable 1995 period. The increase in interest expense is primarily due to increased borrowings under the Company's $50 million borrowing based senior revolving bank credit facility (the "Revolving Credit Facility"). This increase was partially offset by interest which was capitalized during the three months ended March 31, 1996, of $.7 million, as compared to $.5 million in the 1995 period. Also, during March 1996, the Company repaid a portion of its debt with proceeds from the issuance of 4,500,000 shares of common stock at $14.75 per share on March 19, 1996 (the "Offering"). See "--Liquidity and
Capital   Resources."  Other  (income)  expense.

     Other (income) expense decreased by $.3 million in the three months ended March 31, 1996, from the comparable 1995 period. This decrease relates primarily to the Company's accrual of a $.4 million loss associated with the classification of a portion of its future swap arrangements as speculative at March 31, 1996.

     INCOME TAX EXPENSE (BENEFIT). For the three months ended March 31 1996, the Company recorded income tax expense of $1.2 million. During the comparable 1995 period, no income tax benefit was recorded due to a valuation allowance which existed at March 31, 1995.

     NET INCOME. Due to the factors described above, net income increased from a net loss of $1.1 million for the three months ended March 31, 1995, to net income of $1.9 million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 1995 and 1996.

                                                                March 31,
                                                           1995          1996
                                                           ----          ----
                                                            (in thousands)

 Net cash  provided by operating  activities               $ 20,463    $ 28,010
 Net cash used in investing  activities                     (17,755)    (22,657)
 Net cash provided by (used in) financing activities         (3,176)     17,060

     For the three months ended March 31, 1996, net cash provided by operating activities increased by $7.5 million. This increase relates primarily to increased revenues, partially offset by increases in lease operating expenses, severance taxes and general and administrative expenses. In addition, the Company paid interest of $3.2 million during the three months ended March 31, 1996, as compared to $.2 million in the comparable 1995 period. Finally, accounts payable increased by $9.6 million during the 1996 period as compared to an increase of $5.9 million in the comparable 1995 period. The increase in accounts payable is primarily a result of variances in vendors payable resulting from a more aggressive drilling program in the 1996 period.

     Cash used in investing activities during the three months ended March 31, 1996, increased to $22.7 million as compared to $17.8 million in the comparable 1995 period, reflecting the more aggressive 1996 drilling program.

     Financing activities during the three months ended March 31, 1996, generated cash of $17.1 million, as compared to a use of cash of $3.2 million in the comparable 1995 period. The increase in cash during the 1996 period is primarily a result of the issuance of 4,500,000 shares of common stock at $14.75 per share on March 19, 1996, of which the Company's net proceeds totaled approximately $62.2 million. Of these proceeds, approximately $15.4 million was used to repay a note payable to Shell Offshore, Inc. and $33.0 million was used to repay all outstanding indebtedness under the Revolving Credit Facility.

     CAPITAL   REQUIREMENTS.   The  Company's   expenditures  for  property
acquisition, exploration and development for the three months ended March 31, 1995 and 1996, were as follows:

                                                              Three Months Ended
                                                                   March 31,
                                                                   ---------
                                                            1995         1996
                                                            ----         ----
                                                                (in thousands)

 Property acquisition costs of evaluated properties      $    20    $       -
 Property acquisition costs of unevaluated propertie          -         1,082
 Exploration costs (drilling and completion)               4,019        5,269
 Development costs (drilling and completion)              11,233       10,878
 Abandonment costs                                            15          140
 Geological and geophysical costs                            449          422
 Capitalized interest and general and administrative
   costs                                                     554        1,245
 Other capital costs                                         678        2,516
                                                             ---        -----
                                                         $16,968      $21,552
                                                         =======      =======

     A primary component of the Company's strategy is to continue its exploration and development activities. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations, proceeds from the Offering and borrowings under the Revolving Credit Facility. During the three months ended March 31, 1996, the Company spent $16.1 million on exploration and development drilling and $.4 million on 3-D seismic surveys and other geological and geophysical costs. Other capital costs relate primarily to capital costs incurred on production facilities and flowlines. The Company is also a party to two escrow agreements which provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to East Bay, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40 million, unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to Main Pass 69, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7,500,000. As of March 31, 1996, the escrow balances totaled $4.8 million.

     The Company has budgeted $80 million in 1996 for drilling activities. The Company currently intends to utilize the remainder of its $107 million 1996 capital expenditure budget for seismic purchases, purchases of producing and nonproducing oil and gas leaseholds and other capital expenditures.

     In addition to developing its existing reserves, the Company attempts to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of proved producing and nonproducing properties. In order to finance any possible future acquisitions, the Company may seek to obtain additional debt or equity financing or to sell production payments or obtain other non-recourse financing relating to the properties to be acquired. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will bid for or acquire any producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be limited by the terms of the Indenture governing the Company's $125,000,000 of 13-1/2% Senior Notes due December 1, 2004 (the "Senior Notes").


     The Company's other primary capital requirements in 1996 will be for the payment of interest on its Senior Notes (expected to total $16.9 million) and on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its debt service obligations with operating cash flow.

     LIQUIDITY. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented if necessary with existing cash balances, proceeds from the Offering and borrowings under the Revolving Credit Facility. The Company expects that its cash flow from operations, proceeds from the Offering and availability under the Revolving Credit Facility will be adequate to execute its 1996 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations, proceeds from the Offering and availability under the Revolving Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

     The Revolving Credit Facility has a borrowing base of $50 million. The lenders may redetermine the borrowing base at their option once within any 12-month period as well as on scheduled redetermination dates as outlined in the Revolving Credit Facility. The borrowing base automatically reduces by an amount equal to one-sixteenth (1/16) of the borrowing base in effect on each quarter beginning March 31, 1997, unless the Company requests and is granted a one-year deferral of such reductions.

     The Company's ability to draw additional amounts on the Revolving Credit Facility is limited to the extent that adjusted consolidated net tangible assets (as defined) minus certain net production revenue (as defined) exceeds 100% (110% after June 1, 1996) of all indenture indebtedness (as defined). Adjusted consolidated net tangible assets is determined quarterly, utilizing certain financial information, and is primarily based on a quarterly estimate of the present value of future net revenues of the Company's proved oil and gas reserves. Such quarterly estimates utilize the most recent year end oil and gas prices and vary based on additions to proved reserves and net production. As of May 8, 1996, the Company's outstanding balance on its Revolving Credit Facility was $2.0 million, all of which represented a letter of credit associated with future abandonment obligations. The Company had remaining availability of $48.0 million under the Revolving Credit Facility as of May 8, 1996.

     EFFECTS OF LEVERAGE. The Company is highly leveraged with outstanding indebtedness of approximately $125 million as of March 31, 1996. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indenture related to the Senior Notes require the Company to meet certain financial tests, and other restrictions which may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and
(iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

     During the three months ended March 31, 1996, Company made aggregate debt service payments of approximately $48.4 million, including the repayment of debt with a portion of the proceeds from the Offering. During 1996, debt service associated with the Senior Notes is expected to be approximately $16.9 million.

     Pursuant to the Indenture, the Company may not incur any indebtedness other than permitted indebtedness (as defined in the Indenture) unless the Company's consolidated fixed charge coverage ratio (as defined in the Indenture) for the four full fiscal quarters preceding the proposed new indebtedness is greater than 2.5 to 1.0 (2.75 to 1.0 if the indebtedness is incurred after June 1, 1996, and 3.0 to 1.0 if incurred after December
1, 1997) after giving proforma effect to the proposed new indebtedness, the application of such indebtedness and other significant transactions during the period. In addition, the Company's adjusted consolidated net tangible assets (as defined in the Indenture) must be greater than 125% (150% after June 1, 1996) of indebtedness after giving effect to the proposed new indebtedness and related transactions. As of March 31, 1996, the Company's consolidated fixed charge coverage ratio was 4.77 to 1.0 for the preceding four quarters. The Company's adjusted consolidated net tangible assets was 218% of indebtedness as of March 31, 1996. If the ratio of adjusted consolidated net tangible assets to indebtedness falls below 100% (110% after June 1, 1996), the Company may be required to buy back a portion of the Senior Notes.

     In accordance with the terms of the Indenture, if the Company disposes of oil and gas assets, it must apply such proceeds to permanently pay down indebtedness other than the Senior Notes or within 270 days of the asset sale, purchase additional oil and gas properties to replace the properties sold. If proceeds not applied as indicated above exceed $10 million, the Company shall be required to offer to purchase outstanding Senior Notes or other pari passu indebtedness in an amount equal to the unapplied proceeds.

     The Company believes it is currently in compliance with all covenants contained in the Indenture and has been in compliance since the issuance of the Senior Notes.

     The Company's ability to meet its debt service obligations and to reduce its total indebtedness will be dependent upon the Company's future performance, which will be subject to oil and gas prices, general economic conditions and to financial, business and other factors affecting the operations of the Company, many of which are beyond its control. There can be no assurance that the Company's future performance will not be adversely affected by such economic conditions and financial, business and other factors.

OTHER MATTERS

     ENERGY SWAP AGREEMENTS. On June 30, 1993, the Company entered into a Master Energy Price Swap Agreement (the "Swap Agreement") with Enron Capital & Trade Resources Corp. ("ECT"), pursuant to which the Company and ECT enter into energy price swap arrangements from time to time. These arrangements obligate the Company or ECT to make payments to the other at the end of a determination period based on the difference between a specified fixed price and an average of floating prices over the determination period, applied to a specified quantity of crude oil or natural gas. All of the Company's currently outstanding swap arrangements use a floating price for crude oil based on NYMEX light sweet crude oil futures contracts. Under the terms of the Swap Agreement, if the Company's net exposure exceeds $5.0 million, ECT can require the Company to establish and maintain a letter of credit for the amount of such excess, rounded up to the next multiple of $500,000. Net exposure is based upon the amount by which the Company's payment obligations to ECT under energy price swap arrangements under the Swap Agreement exceed the payment obligations of ECT to the Company under such arrangements. As of May 8, 1996, the Company's net exposure to ECT under all contracts covered by the Swap Agreement was approximately $3.5 million.

     On April 8, 1996, the Company unwound a portion of two four-month crude oil hedges which were entered into during the first quarter of 1996. In addition, on April 12, 1996, the Company unwound a portion of a hedge that was extended by ECT on March 29, 1996. On April 11, 1996, the Company entered into an additional gas hedge. As of March 31, 1996, after giving effect to the above transactions, the Company's open forward position was as follows:
                                OIL                    GAS
                                ---                    ---
                              AVERAGE               AVERAGE
   YEAR                  MBBLS      PRICE       BBTU        PRICE
   ----                  -----      -----       ----        -----
   1996                   2,075      $18.28       4,870      $1.92
   1997                     300      $18.55           -          -
   1998                     300      $18.55           -          -
   1999                     300      $18.55           -          -
   2000                     300      $18.55           -          -
   ----                     ---                   ------     -----
                 Total    3,275      $18.38       4,870      $1.92

     The above table assumes extendible contracts have not been exercised by ECT. Included in the 1996 swap arrangements is a three-month term hedge with a three-month option exercisable by ECT. If ECT exercises its option to extend, total barrels would increase to 2,375 MBbls in 1996.

     As a result of hedging activity under the Swap Agreement, on a BOE basis, the Company estimates that 51% (56% assuming ECT exercises its option to extend such arrangements) of its estimated remaining 1996 production which is classified as proved reserves as of March 31, 1996, will not be subject to price fluctuation for 1996.

     Currently, it is the Company's intention to commit no more than 50% of its total annual production on a BOE basis to such arrangements. Moreover, under the Revolving Credit Facility, the Company is prohibited from committing more than 75% of its production estimates for the next 24 months to such arrangements at any point in time. As the current swap agreements expire, the portion of the Company's oil and natural gas production which is subject to price fluctuations will increase significantly, unless the Company enters into additional hedging transactions.

     Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices which are subject to price fluctuations resulting from changes in world supply and demand. While the price the Company receives for its oil and natural gas production has significant financial impact on the Company, no prediction can be made as to what price the Company will receive for its oil and natural gas production in the future.

     GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased from 1,080,726 Mcf at December 31, 1995, to 1,014,906 Mcf at March 31, 1996. Under the provisions of the applicable gas balancing agreement, the un derproduced party can take up to 50% of the Company's entitled share of gas production in future months to eliminate the imbalance. During the make-up period, the Company's gas revenues will be adversely affected, minimized by an unjust enrichment clause contained in the gas balancing agreement. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

                            FLORES & RUCKS, INC.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         [A]   Exhibits

               None

         [B]   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996.

                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FLORES & RUCKS, INC.




                                   By:  /s/ James C. Flores
                                        James C. Flores
                                        Chairman and Chief Executive Officer


Date:  May 14, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

              Signature                     Title                      Date

s/ James C. Flores        Chairman and Chief Executive Officer      May 14, 1996
- -----------------------
James C. Flores



/s/ Robert L. Belk        Senior Vice President, Chief Financial    May 14, 1996
- -----------------------   Officer and Director (Principal Financial
Robert L. Belk               and Accounting Officer)
