Form 10-Q/A
period 1996-03-31
FLORES & RUCKS INC /DE/
filed 1996-05-24
CIK 930550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________


                                    FORM 10-Q/A



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

                               FLORES & RUCKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             (Unaudited)
                                                                              March 31,             December 31,
                                                                                1996                    1995
                                                                                ----                    ----

Current assets:
    Cash and cash equivalents                                              $  22,625,698          $      212,238
    Joint interest receivables                                                 1,401,019                 390,275
    Oil and gas sales receivables                                             16,579,799              17,546,127
    Notes and accounts receivable -- stockholders                                      -                 129,129
    Prepaid expenses                                                             820,716                 390,412
    Other current assets                                                       1,078,108                 424,824
                                                                               ---------                 -------
       Total current assets                                                   42,505,340              19,093,005

Oil and gas properties --full cost method:
    Evaluated                                                                289,242,843             275,581,044
    Less accumulated depreciation, depletion, and amortization              (128,390,292)           (114,040,044)
                                                                            ------------            ------------
                                                                             160,852,551             161,541,000
    Unevaluated properties excluded from amortization                         26,931,287              19,041,148

Other assets:
    Furniture and equipment, less accumulated depreciation of
       $1,551,686 and $1,258,225 in 1996 and 1995, respectively                2,639,588               2,340,641
    Restricted deposits                                                        4,771,385               4,259,182
    Deferred financing costs                                                   4,975,778               5,127,974
    Deferred tax asset                                                         3,491,136               4,692,263
                                                                               ---------               ---------
       Total assets                                                        $ 246,167,065           $ 216,095,213
                                                                           =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
    Accounts payable and accrued liabilities                              $   24,648,314          $   15,090,791
    Oil and gas sales payable                                                  5,133,260               5,177,277
    Accrued interest                                                           5,818,540               2,651,097
                                                                               ---------               ---------
       Total current liabilities                                              35,600,114              22,919,165

Long-term debt                                                               125,176,030             157,391,556

Notes payable to be refinanced under revolving line of credit                          -              14,300,000
Other noncurrent liabilities                                                     638,609                 638,609
Deferred hedge revenue                                                           752,750                 870,333

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares,
       no shares issued or outstanding at March 31, 1996                                 -                     -
    Common stock, $.01 par value; authorized 100,000,000 shares;
       issued and outstanding 19,550,790 shares and 15,044,125
       shares at March 31, 1996 and December 31, 1995, respectively                195,508               150,441
    Paid-in capital                                                             89,716,902            27,638,465
    Retained earnings (deficit)                                                 (5,912,848)           (7,813,356)
                                                                                ----------            ----------
       Total stockholders' equity                                               83,999,562            19,975,550
                                                                                ----------            ----------
       Total liabilities and stockholders' equity                            $ 246,167,065         $ 216,095,213
                                                                             =============         =============


The accompanying notes to financial statements are an integral part of these statements.

                               FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
                                                                                  1996                  1995
                                                                                  ----                  ----

Revenues:
    Oil and gas sales                                                          $36,812,203           $25,766,517
    Plant processing income                                                         16,654               267,499
                                                                                    ------               -------
       Total revenues                                                           36,828,857            26,034,016
Operating expenses:
    Lease operations                                                             8,445,683             6,777,336
    Severance taxes                                                              2,885,699             2,204,378
    Depreciation, depletion and amortization                                    14,350,248            10,698,308
                                                                                ----------            ----------
       Total operating expenses                                                 25,681,630            19,680,022
General and administrative expenses                                              3,257,725             3,098,037
Interest expense                                                                 4,511,758             4,394,433
Other expense (income)                                                             257,922               (76,417)
                                                                                   -------               -------

Net income (loss) before income taxes                                            3,119,822            (1,062,059)
Income tax expense                                                               1,219,314                     -
                                                                                 ---------            -----------

Net income (loss)                                                           $    1,900,508          $ (1,062,059)
                                                                            ==============          ============

Weighted average common shares outstanding                                      15,688,083            15,040,056

Earnings (loss) per common share                                                      $.12                $(.07)


The accompanying notes to financial statements are an integral part of these statements.

                               FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                         THree Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                       1996              1995
                                                                                       ----              ----
Operating activities:
    Net income (loss)                                                              $  1,900,508     $ (1,062,059)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                   14,643,709       10,822,631
          Deferred hedge revenue                                                       (117,583)         (33,334)
          Deferred tax asset                                                          1,201,127                -

    Changes in operating assets and liabilities:
       Accrued interest                                                               1,867,443        4,490,987
       Receivables                                                                       84,713          156,430
       Prepaid expenses                                                                (430,304)        (176,449)
       Other current assets                                                            (653,284)         (10,660)
       Accounts payable and accrued liabilities                                       9,557,523        5,912,910
       Oil and gas sales payable                                                        (44,017)         362,327
                                                                                        -------          -------
Net cash provided by operating activities                                            28,009,835       20,462,783
                                                                                     ==========       ==========

Investing activities:
    Additions to oil and gas properties and furniture and equipment                 (22,144,346)     (17,259,126)
    Increase in restricted deposits                                                    (512,203)        (495,825)
                                                                                       --------         --------
Net cash used in investing activities                                               (22,656,549)     (17,754,951)
                                                                                    -----------      -----------

Financing activities:
    Sale of stock                                                                    62,123,504          369,949
    Borrowings on notes payable                                                      21,000,000       18,000,020
    Payments of notes payable                                                       (66,215,526)     (21,513,999)
    (Increase) decrease in deferred financing costs                                     152,196          (32,085)
                                                                                        -------          -------
Net cash provided by (used in) financing activities                                  17,060,174       (3,176,115)
                                                                                     ----------       ----------
Increase (decrease) in cash and cash equivalents                                     22,413,460         (468,283)
Cash and cash equivalents, beginning of the period                                      212,238          568,690
                                                                                        -------          -------
Cash and cash equivalents, end of the period                                      $  22,625,698   $      100,407
                                                                                  =============   ==============

Interest paid during the period                                                   $   3,176,883   $      234,747
                                                                                  =============   ==============


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

     As  of  March  31,  1996,   after  giving  effect  to  the   aforementioned
     transactions, the Company's open forward position with ECT was as follows:

                                    OIL                     GAS
                                    ---                     ---
                                         AVERAGE                 AVERAGE
     YEAR                      MMBLS      PRICE        BBTU       PRICE
     ----                      -----      -----        ----       -----
     1996                      2,075      $18.28       4,870      $1.92
     1997                        300      $18.55           -          -
     1998                        300      $18.55           -          -
     1999                        300      $18.55           -          -
     2000                        300      $18.55           -          -
                                 ---      ------      ------      -----
                  Total        3,275      $18.38       4,870      $1.92
                               =====      ======       =====      =====

     The above tables assumes extendible contracts have not been exercised by ECT. Included in the 1996 swap arrangements is a three-month term hedge with a three-month option exercisable by ECT.If ECT exercises its option to extend, total barrels would increase to 2,375 MBbls in 1996.

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


                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                           ---------
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

- ----------
     (1) Excludes results of hedging activities which decreased revenue recognized in the three months ended March 31, 1995 and 1996, by $.1 million and $3.9 million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $16.99 and $18.71 in the three months ended March 31, 1995 and 1996, respectively. The average gas price per Mcf received was $1.73 and $2.31 in the three months ended March 31, 1995 and 1996, respectively.


     REVENUES. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three months ending March 31, 1996 and the comparable period in 1995:

                                                           FIRST QUARTER 1996
                                                               COMPARED TO
                                                           FIRST QUARTER 1995
                                                           ------------------
      Increase (decrease) in oil and gas revenues
      resulting from differences in:
          Crude oil and condensate-
          Price                                                     $  3,109
          Production                                                   5,627
                                                                       -----
                                                                       8,736
      Natural gas-
         Price                                                         5,206
         Production                                                      850
                                                                         ---
                                                                       6,056

      Plant processing and hedging, net                               (3,997)
                                                                      ------

   Increase in oil and gas revenues                                  $10,795
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

     These increases were partially offset by a $3.7 million decrease in hedging revenues and a $0.3 million decrease in plant processing income. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters--Energy swap agreements." The Company's average sales prices (including hedging activities) for oil and natural gas for the three months ended March 31, 1996, were $18.71 per Bbl and $2.31 per Mcf versus $16.99 per Bbl and $1.73 per Mcf in the prior period. The Company is also contractually committed to process its gas production from Main Pass 69 and the East Bay fields under certain processing agreements. Plant processing income (loss) represents revenues from the sale of natural gas liquids less the costs of extracting such liquids, which costs include natural gas shrinkage. Income from plant processing fluctuates primarily as a result of changes in volumes processed, and changes in prices for natural gas in comparison to changes in prices for natural gas liquids. Such price changes are usually not proportionate due to the generally higher price volatility of natural gas. For the three months ended March 31, 1996, plant processing income decreased due to natural gas liquid prices remaining relatively stable, while natural gas prices generally increased.

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

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                          ---------
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

     CAPITAL REQUIREMENTS. The Company's expenditures for property acquisition, exploration and development for the three months ended March 31, 1995 and 1996, were as follows:

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                         ---------
                                                                                   1995            1996
                                                                                   ----            ----
                                                                                      (in thousands)

         Property acquisition costs of evaluated properties                   $       20      $          -
         Property acquisition costs of unevaluated properties                          -             1,082
         Exploration costs (drilling and completion)                               4,019             5,269
         Development costs (drilling and completion)                              11,233            10,878
         Abandonment costs                                                            15               140
         Geological and geophysical costs                                            449               422
         Capitalized interest and general and administrative costs                   554             1,245
         Other capital costs                                                         678             2,516
                                                                                     ---             -----
                                                                                 $16,968           $21,552
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

     In addition to developing its existing reserves, the Company attempts to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of proved producing and nonproducing properties. In order to finance any possible future acquisitions, the Company may seek to obtain additional debt or equity financing or to sell production payments or obtain other non-recourse financing relating to the properties to be acquired. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will bid for or acquire any producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be limited by the terms of the Indenture governing the Company's $125,000,000 of 13 1/2% Senior Notes due December 1, 2004 (the "Senior Notes").

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

     The Company's ability to draw additional amounts on the Revolving Credit Facility is limited to the extent that adjusted consolidated net tangible assets (as defined) minus certain net production revenue (as defined) exceeds 100% (110% after June 1, 1996) of all indenture indebtedness (as defined). Adjusted consolidated net tangible assets is determined quarterly, utilizing certain financial information, and is primarily based on a quarterly estimate of the present value of future net revenues of the Company's proved oil and gas reserves. Such quarterly estimates utilize the most recent year end oil and gas prices and vary based on additions to proved reserves and net production. As of May 8, 1996, the Company's outstanding balance on its Revolving Credit Facility was $2.0 million, all of which represented a letter of credit associated with future abandonment obligations. The Company had remaining availability of $48.0 under the Revolving Credit Facility as of May 8, 1996.

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

                                       OIL                      GAS
                                       ---                      ---
                                            AVERAGE                  AVERAGE
                              MMBLS          PRICE         BBTU       PRICE
                              -----          -----         ----       -----
   YEAR
   ----
   1996                       2,075         $18.28         4,870      $1.92
   1997                         300         $18.55             -          -
   1998                         300         $18.55             -          -
   1999                         300         $18.55             -          -
   2000                         300         $18.55             -          -
                                ---         ------         ------     -----
               Total           3,275        $18.38         4,870      $1.92
                               =====        ======         =====      =====

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

     GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased from 1,080,726 Mcf at December 31, 1995, to 1,014,906 Mcf at March 31, 1996. Under
the provisions of the applicable gas balancing agreement, the underproduced party can take up to 50% of the Company's entitled share of gas production in future months to eliminate the imbalance. During the make-up period, the
Company's  gas  revenues  will be  adversely  affected,  minimized  by an unjust enrichment clause contained in the gas balancing agreement. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

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

                                    FLORES & RUCKS, INC.





                                    By:  /s/ Robert L. Belk
                                         -------------------------
                                         Robert L. Belk
                                         Senior Vice President and
                                          Chief Financial Officer

Date:  May 23, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


            Signature                    Title                         Date
            ---------                    -----                         ----

/s/ Robert L. Belk          Senior Vice President, Chief Financial    May 23, 1996
- -----------------------     Officer and Director (Principal Financial
Robert L. Belk                and Accounting Officer)


