Form 10-Q
period 1996-06-30
FLORES & RUCKS INC /DE/
filed 1996-08-09
CIK 930550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q



    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]


19,555,223 shares of the registrant's Common Stock were outstanding as of August 2, 1996.

                              FLORES & RUCKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                            (Unaudited)
                                                                               June 30,              December 31,
                                                                                1996                    1995
                                                                                ----                    ----


Current assets:
    Cash and cash equivalents                                           $         819,468          $      212,238
    Joint interest receivables                                                  1,229,810                 390,275
    Oil and gas sales receivables                                              16,112,617              17,546,127
    Notes and accounts receivable -- stockholders                                      -                 129,129
    Accounts receivable--other                                                  3,700,000                       -
    Prepaid expenses                                                            1,019,583                 390,412
    Other current assets                                                        1,370,150                 424,824
                                                                                ---------                 -------

       Total current assets                                                    24,251,628              19,093,005

Oil and gas properties -- full cost method:
    Evaluated                                                                 332,287,198             275,581,044
    Less accumulated depreciation, depletion, and amortization               (143,013,084)           (114,040,044)
                                                                             ------------            ------------

                                                                              189,274,114             161,541,000
    Unevaluated properties excluded from amortization                          27,106,066              19,041,148

Other assets:
    Furniture and equipment, less accumulated depreciation of
       $1,891,211 and $1,258,225 in 1996 and 1995, respectively                 2,793,110               2,340,641
    Restricted deposits                                                         5,269,835               4,259,182
    Deferred financing costs                                                    4,823,582               5,127,974
    Deferred tax asset                                                          3,202,863               4,692,263
                                                                                ---------               ---------

       Total assets                                                         $ 256,721,198           $ 216,095,213
                                                                            =============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
    Accounts payable and accrued liabilities                              $    37,240,733          $   15,090,791
    Oil and gas sales payable                                                   4,548,963               5,177,277
    Accrued interest                                                            1,447,287               2,651,097
                                                                                ---------               ---------

       Total current liabilities                                               43,236,983              22,919,165

Long-term debt                                                                128,160,111             157,391,556
Notes payable to be refinanced under revolving line of credit                           -              14,300,000
Other noncurrent liabilities                                                      638,609                 638,609
Deferred hedge revenue                                                            233,167                 870,333

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares,
       no shares issued or outstanding at June 30, 1996                                  -                     -
    Common stock, $.01 par value; authorized 100,000,000 shares;
       issued and outstanding 19,555,223 shares and 15,044,125
       shares at June 30, 1996 and December 31, 1995, respectively                 195,552               150,441
    Paid-in capital                                                             89,734,455            27,638,465
    Retained earnings (deficit)                                                 (5,477,679)           (7,813,356)
                                                                                ----------            ----------


       Total stockholders' equity                                               84,452,328            19,975,550
                                                                                ----------            ----------

       Total liabilities and stockholders' equity                           $  256,721,198         $ 216,095,213
                                                                            ==============         =============

             The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     Six Months Ended                   Three Months Ended
                                                       June 30,                             June 30,
                                                --------------------------        ------------------------------
                                                   1996            1995              1996               1995
                                               ------------    ------------       ------------      ------------

Revenues:
    Oil and gas sales                           $69,115,492     $55,421,460        $32,303,289       $29,654,943
    Plant processing income (loss)                  (33,473)        450,459            (50,127)          182,960
                                                    -------         -------            -------           -------

       Total revenues                            69,082,019      55,871,919         32,253,162        29,837,903
Operating expenses:
    Lease operations                             16,522,030      14,225,302          8,076,347         7,447,966
    Severance taxes                               5,521,763       4,744,919          2,636,064         2,540,541
    Depreciation, depletion and amortization     28,973,040      23,166,908         14,622,792        12,468,600
                                                 ----------      ----------         ----------        ----------

       Total operating expenses                  51,016,833      42,137,129         25,335,203        22,457,107
General and administrative expenses               6,025,000       5,613,381          2,767,275         2,515,344
Interest expense                                  8,188,026       8,492,613          3,676,268         4,098,180
Other expense (income)                                1,779        (120,616)          (256,144)          (44,199)
                                                      -----        --------           --------           -------


Net income (loss) before income taxes             3,850,381        (250,588)           730,560           811,471
Income tax expense                                1,514,704               -            295,391                 -
                                                  ---------        ---------           -------           -------

Net income (loss)                              $  2,335,677    $   (250,588)     $     435,169    $      811,471
                                               ============    ============      =============    ==============


Weighted average common shares outstanding       17,620,538      15,042,102         19,552,994        15,044,125

Earnings (loss) per common share                       $.13           $(.02)              $.02              $.05


             The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                       1996              1995
                                                                                       ----              ----
Operating activities:

    Net income (loss)                                                             $   2,335,677       $ (250,588)
    Adjustments to reconcile net income (loss) to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                   29,606,026       23,441,656
          Deferred hedge revenue                                                       (637,166)         (66,667)
          Deferred tax asset                                                          1,489,400                -

    Changes in operating assets and liabilities:
       Accrued interest                                                              (2,503,810)         889,788
       Receivables                                                                   (2,976,896)      (2,291,865)
       Prepaid expenses                                                                (629,171)        (133,145)
       Other current assets                                                            (945,326)         (17,100)
       Accounts payable and accrued liabilities                                      22,149,942       18,676,705
       Oil and gas sales payable                                                       (628,316)         393,319
                                                                                       --------          -------
Net cash provided by operating activities                                            47,260,360       40,642,103
                                                                                     ----------       ----------
Investing activities:
    Additions to oil and gas properties and furniture and equipment                 (65,856,527)     (45,608,012)
    Increase in restricted deposits                                                  (1,010,653)        (958,011)
                                                                                     -----------        ---------
Net cash used in investing activities                                               (66,867,180)     (46,566,023)
                                                                                    ------------     ------------
Financing activities:
    Sale of stock                                                                    62,141,101          369,949
    Borrowings on notes payable                                                      30,000,000       42,500,020
    Payments of notes payable                                                       (72,231,443)     (37,528,259)
    Deferred financing costs                                                            304,392          120,801
                                                                                        -------          -------
Net cash provided by financing activities                                            20,214,050        5,462,511
                                                                                     ----------        ---------
Increase (decrease) in cash and cash equivalents                                        607,230         (461,409)
Cash and cash equivalents, beginning of the period                                      212,238          568,690
                                                                                        -------          -------
Cash and cash equivalents, end of the period                                      $     819,468     $    107,281
                                                                                  =============     ============



Interest paid during the period                                                   $  11,917,620     $  8,781,824
                                                                                  =============     ============


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

2.   EARNINGS PER SHARE

     Earnings per common share are based on the weighted average number of shares of common stock outstanding for the periods. The Company had 1,865,735 stock options outstanding as of June 30, 1996. The options were not reflected as common stock equivalents for the six months nor the three months ended June 30,1996, as the dilutive effect caused by the options on earnings per share was less than three percent.

     The Company had 760,500 options outstanding as of June 30, 1995, which were not reflected as common stock equivalents for the six months ended June 30, 1995, as they were anti-dilutive. For the three months ended June 30, 1995, the stock options were not reflected as common stock equivalents as the dilutive effect caused by the options on earnings per share was less than three percent.

3.   HEDGING ACTIVITIES

     The Company hedges certain of its production through a master swap agreement ("Swap Agreement") with Enron Capital & Trade Resources Corp. ("ECT"). The Swap Agreement provides for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Swap Agreement is settled monthly based on the differences between contract prices and the average NYMEX prices for that month applied to the related contract volumes. To the extent the NYMEX price exceeds the contract price, the Company pays the spread to ECT, and to the extent the contract price exceeds the NYMEX price, ECT pays the spread to the Company. Under the terms of the Swap Agreement, if the Company's exposure (i.e., the cost to buyout all of the contracts covered by the Swap Agreement) exceeds $5 million, ECT can require the Company to establish and maintain a letter of credit in the amount of such excess, rounded up to the next multiple of $500,000. As of August 2, 1996, the Company's exposure under all contracts covered by the Swap Agreement was approximately $2.9 million.

     As of June 30, 1996, the Company's open forward position with ECT was as follows:

                              Oil                    Gas
                              ---                    ---
                                  Average                Average
   Year                MBbls       Price        BBtu      Price
   ----                -----       ------       ----      -----
   1996                 1,550      $18.25      1,230     $1.97
   1997                   300      $18.55          -         -
   1998                   300      $18.55          -         -
   1999                   300      $18.55          -         -
   2000                   300      $18.55          -         -
   ----                   ---      ------      ------    -----
          Total         2,750      $18.38      1,230     $1.97
                        =====      ======      =====     =====

4.   COMMON STOCK OFFERING

     On March 19, 1996, the Company completed a public offering of 4,500,000 shares of common stock at a price of $14.75 per share (the "Offering"). Net proceeds of the Offering were approximately $62.2 million, of which $15.4 million was used to repay a note payable to Shell Offshore, Inc. and approximately $33.0 million was used to repay indebtedness under the Company's $50 million borrowing based senior revolving bank credit facility.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED
 JUNE 30, 1995 AND 1996

The following table reflects certain information with respect to the Company's oil and gas operations.

                                                       Three Months Ended                Six Months Ended
                                                            June 30,                         June 30,
                                                      ---------------------               --------------
                                                      1995             1996            1995            1996
                                                      ----             ----            ----            ----
                                                           (dollars in thousands, except per unit amounts)
         Sales Volumes
             Oil (MBbls)                               1,398          1,450             2,630          3,008
             Gas (MMcf)                                2,823          3,705             5,619          7,016
             Oil and Gas (MBOE)                        1,869          2,068             3,567          4,178

         Revenues (1)
             Total Oil Revenues                      $25,460        $29,556           $46,728        $59,561
             Total Gas Revenues                        5,034          9,360             9,650         20,032

         Average Sales Prices (2)
             Oil (per Bbl)                           $18.21          $20.38           $17.77          $19.80
             Gas (per Mcf)                             1.78            2.53             1.72            2.86
             Per BOE                                  16.32           18.82            15.81           19.05

         Severance Taxes                              $2,541         $2,636            $4,745        $ 5,522
         Lease Operating Expenses                      7,448          8,076            14,225         16,522
         Lease Operating Expenses per BOE             $3.99           $3.91            $3.99           $3.95

- ----------
(1)Excludes the results of hedging activities which decreased revenue recognized in the three months and six months ended June 30, 1995, by $.8 million and $1.0 million, respectively, and decreased revenue recognized in the three months and six months ended June 30, 1996, by $6.6 million and $10.5 million, respectively.

(2)Excludes the results of hedging activities. Including the effect of hedging activities, the Company's average oil price per Bbl received was $17.61 and $17.32 in the three months and six months ended June 30, 1995, respectively, and $17.08 and $17.92 in the three months and six months ended June 30, 1996, respectively. The average gas price per Mcf received was $1.75 in the six months ended June 30, 1995, and $2.03 and $2.17 in the three months and six months ended June 30, 1996, respectively. No gas volumes were hedged for the three months ended June 30, 1995.

Revenues. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and six months ending June 30, 1996 and the comparable periods in 1995:


                                                                       Second Quarter 1996       Six Months 1996
                                                                           Compared to             Compared to
                                                                       Second Quarter 1995       Six Months 1995
                                                                       -------------------       ---------------

         Increase (decrease) in oil and gas revenues
             resulting from differences in:
             Crude oil and condensate-
                Price                                                       $ 3,149                $   6,116
                Production                                                      948                    6,717
                                                                                ---                    ----
                                                                              4,097                   12,833
             Natural gas-
                Price                                                         2,753                    7,982
                Production                                                    1,573                    2,399
                                                                              -----                    -----
                                                                              4,326                   10,381

             Plant processing and hedging, net                               (6,007)                 (10,004)
                                                                             ------                  -------
         Increase in oil and gas revenues                                   $ 2,416                 $ 13,210
                                                                            =======                 ========

The Company's total revenues increased approximately $2.4 million, or 8%, to $32.2 million for the three months ended June 30, 1996, from $29.8 million for the comparable period in 1995. Production levels for the three months ended June 30, 1996, increased 11% to 2,068 MBOE from 1,869 MBOE for the comparable period in 1995. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the three months ended June 30, 1996, were $20.38 per Bbl and $2.53 per Mcf, respectively, versus $18.21 per Bbl and $1.78 per Mcf, respectively, in the comparable 1995 period. Revenues increased by $2.5 million due to the aforementioned production increases and by $5.9 million as a result of increased oil and gas prices. The Company's total revenues increased approximately $13.2 million, or 24%, to $69.1 million for the six months ended June 30, 1996, from $55.9 million for the comparable period in 1995. Production levels for the six months ended June 30, 1996, increased 17% to 4,178 MBOE from 3,567 MBOE for the comparable period in 1995. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the six months ended June 30, 1996 were $19.80 per Bbl and $2.86 per Mcf versus $17.77 per Bbl and $1.72 per Mcf in the prior period. Revenues increased by $9.1 million due to the aforementioned production increases and by $14.1 million as a result of increased oil and gas prices.

The increase in the Company's total revenues for the three months ended June 30, 1996, was partially offset by a $5.8 million decrease in hedging revenues and a $.2 million decrease in plant processing income. For the six months ended June 30, 1996, the increase in the Company's total revenues was partially offset by a $9.5 million decrease in hedging revenues and a $.5 million decrease in plant processing income. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters--Energy swap agreements." The Company's average sales prices (including hedging activities) for oil and natural gas for the three months ended June 30, 1996, were $17.08 per Bbl and $2.03 per Mcf as compared to $17.61 per Bbl in the 1995 period. No gas volumes were hedged for the three months ended June 30, 1995. The Company's average sales prices (including hedging activities) for oil and natural gas for the six months ended June 30, 1996, were $17.92 per Bbl and $2.17 per Mcf versus $17.32 per Bbl and $1.75 per Mcf in the prior period. The Company is also contractually committed to process its gas production from Main Pass 69 and the East Bay fields under certain processing agreements. Plant processing income (loss) represents revenues from the sale of natural gas liquids less the costs of extracting such liquids, which costs include natural gas shrinkage. Income from plant processing fluctuates primarily as a result of changes in volumes processed, and changes in prices for natural gas in comparison to changes in prices for natural gas liquids. Such price changes are usually not proportionate due to the generally higher price volatility of natural gas. For the three and six months ended June 30, 1996, plant processing income decreased due to natural gas liquid prices remaining relatively stable, while natural gas prices generally increased.

Lease operating expenses. On a BOE basis, lease operating expenses decreased to $3.91 per BOE for the three months ended June 30, 1996 from $3.99 per BOE in the comparable 1995 period. Lease operating expenses decreased to $3.95 per BOE for the six months ended June 30, 1996, from $3.99 per BOE in the comparable 1995 period. These decreases are primarily the result of increased production at the Company's East Bay field, which has substantial fixed operating costs due to the capital intensive nature of the facilities and the underutilization of capacity. For the three months ended June 30, 1996, lease operating expenses were $8.1 million, as compared to $7.4 million in the comparable 1995 period. This increase primarily relates to fluctuations in normal operating expenses, including operating expenses associated with increased production, partially offset by a $.5 million decrease in workover expenses. Workover expenses for the three months ended June 30, 1996, were $.1 million, as compared to $.6 million in the comparable 1995 period. For the six months ended June 30, 1996, lease operating expenses were $16.5 million, as compared to $14.2 million in the 1995 period. This increase partially results from fluctuations in normal operating expenses, including operating expenses associated with increased production, as well as an increase of $.7 million in workover expenses. For the six months ended June 30, 1996, workover expenses were $1.3 million, as compared to $.6 million in the comparable 1995 period.

Severance taxes. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 6.8% for the three months ended June 30, 1996, from 8.3% in the comparable period in 1995. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 6.9% in the six months ended June 30, 1996, from 8.4% in the comparable 1995 period. The decrease was primarily due to increased production from new wells on federal leases and from state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

General and administrative expenses. General and administrative expenses per BOE decreased to $1.34 per BOE for the three months ended June 30, 1996, from $1.35 per BOE in the comparable period of 1995. General and administrative expenses per BOE also decreased to $1.44 per BOE in the six months ended June 30, 1996, from $1.57 per BOE in the comparable 1995 period. These decreases are primarily a result of increased production in the 1996 periods. For the three and six months ended June 30, 1996, general and administrative expenses were $2.8 million and $6.0 million, respectively, as compared to $2.5 million and $5.6 million in the comparable 1995 periods. These increases are primarily due to costs associated with increased corporate staffing, partially offset in the 1996 periods by increases in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties.

Depreciation, depletion, and amortization expense. For the three and six months ended June 30, 1996, depreciation, depletion and amortization ("DD&A") expense was $14.6 million, and $29.0 million, respectively, as compared to $12.5 million and $23.2 million, respectively, in the comparable 1995 periods. On a BOE basis, DD&A for the three and six months ended June 30, 1996, was $7.07 per BOE and $6.94 per BOE, respectively, as compared to $6.67 per BOE and $6.50 per BOE for the three and six months ended June 30, 1995. These variances can primarily be attributed to the Company's increased production and related capital cost additions from the 1995 and 1996 drilling programs, partially offset by the increase to proved reserves resulting from the programs.

Interest expense. For the three months ended June 30, 1996, interest expense decreased approximately $.4 million to $3.7 million from interest expense of $4.1 million in the comparable 1995 period. For the six months ended June 30, 1996, interest expense decreased approximately $.3 million to $8.2 million from $8.5 million in the comparable 1995 period. These decreases in interest expense can primarily be attributed to the repayment of a portion of the Company's debt with proceeds from the issuance of 4,500,000 shares of common stock at $14.75 per share on March 19, 1996 (the "Offering"). See Note 4 to the Consolidated Financial Statements.

Other (income) expense. Other (income) expense increased by $.2 million in the three months ended June 30, 1996, from the comparable 1995 period, primarily as a result of increased interest income in the 1996 period from short-term investments made with a portion of the proceeds from the Offering. Other (income) expense decreased by $.1 million in the six months ended June 30, 1996, from the comparable 1995 period. This decrease primarily relates to the Company recording a $.4 million loss in the first quarter of 1996 associated with the classification of a portion of its future swap arrangements as speculative, partially offset by the aforementioned increase in interest income in the 1996 period.

Income tax expense (benefit). For the three and six months ended June 30, 1996, the Company recorded income tax expense of $.3 million and $1.5 million, respectively. During the comparable 1995 periods, no income tax benefit was recorded due to a valuation allowance which existed at June 30, 1995.

Net income. Due to the factors described above, net income decreased from $.8 million for the three months ended June 30, 1995, to $.4 million for the comparable period in 1996. Net income for the six months ended June 30, 1996, increased to $2.3 million, an increase of $2.6 million from a net loss of $.3 million for the comparable 1995 period.

Liquidity and Capital Resources

The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1995 and 1996:

                                                                                     Six Months Ended
                                                                                          June 30,
                                                                                  1995               1996
                                                                                --------          -------
                                                                                       (in thousands)

         Net cash provided by operating activities                             $ 40,642            $ 47,260
         Net cash used in investing activities                                  (46,566)            (66,867)
         Net cash provided by financing activities                                5,463              20,214

For the six months ended June 30, 1996, net cash provided by operating activities increased by $6.6 million. This increase relates primarily to increased revenues, partially offset by increases in lease operating expenses, severance taxes and general and administrative expenses. In addition, the Company paid interest of $11.9 million during the six months ended June 30, 1996, as compared to $8.9 million in the comparable 1995 period. This increase in interest expense is primarily a result of the Company's payment of $2.4 million of accrued interest relating to a $13 million note to Shell Offshore, Inc. which was repaid in March of 1996. Accounts receivable increased by $3.0 million for the
                                       8
six months ended June 30, 1996. The increase was primarily related to a $3.7 million receivable for monies deposited in association with the potential acquisition of certain oil and gas properties. Subsequent to June 30, 1996, a third party exercised preferential purchase rights to acquire the properties. This increase was partially offset by a decrease in oil and gas sales receivables. During the six months ended June 30, 1995, accounts receivable increased by $2.3 million primarily relating to an increase in oil and gas sales receivables. Finally, accounts payable increased by $22.1 million during the 1996 period as compared to an increase of $18.7 million in the comparable 1995 period. The increase in accounts payable is primarily a result of variances in vendors payable resulting from a more aggressive drilling program in the 1996 period.

Cash used in investing activities during the six months ended June 30, 1996, increased to $66.9 million as compared to $46.6 million in the comparable 1995 period, reflecting the more aggressive 1996 drilling program.

Financing activities during the six months ended June 30, 1996, generated cash of $20.2 million, as compared to $5.5 million in the comparable 1995 period. The increase in cash during the 1996 period was primarily a result of the issuance of 4,500,000 shares of common stock at $14.75 per share on March 19, 1996, of which the Company's net proceeds totaled approximately $62.2 million. This increase in cash was offset by the payment of a $13 million note to Shell Offshore, Inc. and a $29.2 million reduction in net borrowings on the Company's $50 million borrowing based senior revolving bank credit facility (the "Revolving Credit Facility"). During the 1995 period, the Company increased its borrowings on the Revolving Credit Facility by $15 million. In addition, the Company received cash from the sale of stock in the 1995 period of $.4 million.

Capital requirements.. The Company's expenditures for property acquisition, exploration and development for the six months ended June 30, 1995 and 1996, were as follows:

                                                                                     Six Months Ended
                                                                                         June 30,
                                                                                   1995            1996
                                                                                 -------         ------
                                                                                      (in thousands)

         Property acquisition costs of evaluated properties                   $       30        $       39
         Property acquisition costs of unevaluated properties                          1             3,069
         Exploration costs (drilling and completion)                               7,339            16,029
         Development costs (drilling and completion)                              29,642            31,113
         Abandonment costs                                                            33               154
         Geological and geophysical costs                                          3,692             3,779
         Capitalized interest and general and administrative costs                 1,878             2,699
         Other capital costs                                                       2,155             7,889
                                                                                   -----             -----
                                                                                 $44,770           $64,771
                                                                                 =======           =======



A primary component of the Company's strategy is to continue its exploration and development activities. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations and borrowings under the Revolving Credit Facility. During the six months ended June 30, 1996, the Company spent $47.1 million on exploration and development drilling and $3.8 million on 3-D seismic surveys and other geological and geophysical costs. Included in other capital costs for the six months ended June 30, 1996, is $6.6 million, which relates primarily to capital costs incurred on production facilities and flowlines. The Company is also a party to two escrow agreements which provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to East Bay, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40 million, unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to Main Pass 69, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7,500,000.
As of June 30, 1996, the escrow balances totaled $5.3 million.

In addition to developing its existing reserves, the Company attempts to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and gas properties. On July 17, 1996, the Company announced that it had entered into a purchase agreement to acquire interests in thirteen oil and gas producing fields situated in the Gulf of Mexico, Offshore Louisiana, for an anticipated purchase price in excess of $100 million. Estimated net production on the properties subject to the purchase agreement is in excess of 7,200 barrels of oil equivalent per day. The closing of the acquisition is expected to occur on September 30, 1996, subject to approvals by the management and Board of Directors of Flores & Rucks, Inc. and the seller and subject to preferential purchase rights on some of the properties. In order to finance this or any other such possible future acquisitions, the Company may seek to obtain additional debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will acquire any additional producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be subject to the terms of the Indenture ("Indenture") governing the Company's $125,000,000 of 13 1/2% Senior Notes due December 1, 2004 (the "Senior Notes").

The Company's other primary capital requirements for the remainder of 1996 will be for the payment of interest of approximately $8.5 million on its Senior Notes and on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its debt service obligations with operating cash flow.

Liquidity. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented if necessary with existing cash balances and borrowings under the Revolving Credit Facility. The Company expects that its cash flow from operations and availability under the Revolving Credit Facility will be adequate to execute its 1996 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations and availability under the Revolving Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

The Revolving Credit Facility has a borrowing base of $50 million. The lenders may redetermine the borrowing base at their option once within any 12-month period as well as on scheduled redetermination dates as outlined in the Revolving Credit Facility. The borrowing base automatically reduces by an amount equal to one-sixteenth (1/16) of the borrowing base in effect on March 30, 1997, and continues to reduce at each quarter end beginning March 31, 1997, unless the Company requests and is granted a one-year deferral of such reductions.

The Company's ability to draw additional amounts on the Revolving Credit Facility is limited to the extent that adjusted consolidated net tangible assets (as defined) minus certain net production revenue (as defined) exceeds 110% of all indenture indebtedness (as defined). Adjusted consolidated net tangible assets is determined quarterly, utilizing certain financial information, and is primarily based on a quarterly estimate of the present value of future net revenues of the Company's proved oil and gas reserves. Such quarterly estimates utilize the most recent year end oil and gas prices and vary based on additions to proved reserves and net production. As of August 2, 1996, the Company's outstanding balance on its Revolving Credit Facility was $15.5 million, including $2.0 million which represented a letter of credit associated with future abandonment obligations. The Company had remaining availability of $34.5 million under the Revolving Credit Facility as of August 2, 1996.

Effects of Leverage. The Company is highly leveraged with outstanding indebtedness of approximately $128 million as of June 30, 1996. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indenture related to the Senior Notes require the Company to meet certain financial tests, and other restrictions which may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

During the six months ended June 30, 1996, the Company made aggregate principal and interest payments of approximately $54.1 million. The Company is required to make semi-annual interest payments of approximately $8.5 million on its Senior Notes each June 1 and December 1 through the year 2004. In addition, the Company is required to make quarterly interest payments on the Revolving Credit Facility based on outstanding borrowings for the quarterly period. The Company may also, at its discretion, make principal payments on the Revolving Credit Facility.

Pursuant to the Indenture, the Company may not incur any indebtedness other than permitted indebtedness (as defined in the Indenture) unless the Company's consolidated fixed charge coverage ratio (as defined in the Indenture) for the four full fiscal quarters preceding the proposed new indebtedness is greater than 2.75 to 1.0 (3.0 to 1.0 if the indebtedness is incurred after December 1, 1997) after giving proforma effect to the proposed new indebtedness, the application of such indebtedness and other significant transactions during the period. In addition, the Company's adjusted consolidated net tangible assets (as defined in the Indenture) must be greater than 150% of indebtedness after giving effect to the proposed new indebtedness and related transactions. As of June 30, 1996, the Company's consolidated fixed charge coverage ratio was 5.1 to 1.0 for the preceding four quarters. The Company's adjusted consolidated net tangible assets was 211% of indebtedness as of June 30, 1996. If the ratio of adjusted consolidated net tangible assets to indebtedness falls below 110%, the Company may be required to buy back a portion of the Senior Notes.

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

OTHER MATTERS

Energy swap agreements. On June 30, 1993, the Company entered into a Master Energy Price Swap Agreement (the "Swap Agreement") with Enron Capital & Trade Resources Corp. ("ECT"), pursuant to which the Company and ECT enter into energy price swap arrangements from time to time. These arrangements obligate the Company or ECT to make payments to the other at the end of a determination period based on the difference between a specified fixed price and an average of floating prices over the determination period, applied to a specified quantity of crude oil or natural gas. All of the Company's currently outstanding swap arrangements use a floating price for crude oil based on NYMEX light sweet crude oil futures contracts. Under the terms of the Swap Agreement, if the Company's net exposure exceeds $5.0 million, ECT can require the Company to establish and maintain a letter of credit for the amount of such excess, rounded up to the next multiple of $500,000. Net exposure is based upon the amount by which the Company's payment obligations to ECT under energy price swap arrangements under the Swap Agreement exceed the payment obligations of ECT to the Company under such arrangements. As of August 2, 1996, the Company's net exposure to ECT under all contracts covered by the Swap Agreement was approximately $2.9 million.

As of June 30, 1996, the Company's open forward position was as follows:
                              Oil                    Gas
                              ---                    ---
                                 Average                Average
   Year                MBbls      Price        BBtu      Price
   ----                -----     ------        ----      -----
   1996                 1,550      $18.25     1,230      $1.97
   1997                   300      $18.55         -          -
   1998                   300      $18.55         -          -
   1999                   300      $18.55         -          -
   2000                   300      $18.55         -          -
   ----                   ---      ------     ------     -----
           Total        2,750      $18.38     1,230      $1.97
                        =====      ======     =====      =====

As a result of hedging activity under the Swap Agreement, on a BOE basis, the Company estimates that 36% of its estimated remaining 1996 production which is classified as proved reserves as of June 30, 1996, will not be subject to price fluctuation for 1996.

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

Gas balancing. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased from 1,080,726 Mcf at December 31, 1995, to 1,014,884 Mcf at June 30, 1996. Under the
provisions of the applicable gas balancing agreement, the underproduced party can take up to 50% of the Company's entitled share of gas production in future months to eliminate the imbalance. During the make-up period, the Company's gas revenues will be adversely affected, minimized by an unjust enrichment clause contained in the gas balancing agreement. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

                              FLORES & RUCKS, INC.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders in Baton Rouge, Louisiana, on May 14, 1996. The following sets forth matters submitted to a vote of the stockholders:

         [A] The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated April 8, 1996, for terms expiring at the 1999 annual stockholders' meeting or until their successors have been elected and qualified - Class I
               Directors:  Richard G. Zepernick, Jr., Robert L. Belk and Charles
               F. Mitchell, M.D.

               Every director was elected by vote of 13,290,878 shares, being more than a majority of the common stock of the Company, and 28,500 shares withheld.

         [B] The stockholders ratified the appointment of Arthur Andersen, LLP to audit the financial statements of the Company and its subsidiaries for the year 1996, by a vote of 13,307,153 shares, being more than a majority of the common stock of the Company, with 10,800 shares voted against, and 1,425 shares abstained.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         [A]   Exhibits

               10.1 Modification  Agreement  effective  May 1, 1996 to that MMS
                    Bonding Agreement, dated January 17, 1995, between FRI Louisiana and Planet Inemnity Company.

               10.2 Form  of  First  Amendment  dated  as of  May  8,  1996,  to
                    Employment Agreements entered into between the Company and Robert L. Belk, Robert K. Reeves and Richard G. Zepernick, Jr., effective as of September 1, 1995.

         [B]   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

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

Date:  August 9, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                      Title                      Date

/s/ James C. Flores          Chairman and Chief           August 9, 1996
James C. Flores              Executive Officer



/s/ Robert L. Belk           Senior Vice President,       August 9, 1996
Robert L. Belk               Chief Financial Officer
                             and Director (Principal
                             Financial and Accounting
                             Officer)