Form 10-Q/A
period 1996-06-30
FLORES & RUCKS INC /DE/
filed 1996-08-16
CIK 930550

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

               27   Financial Data Schedule



         [B]   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLORES & RUCKS, INC.






                             By: /s/Robert L. Belk
                                 Robert L. Belk
                                 Senior Vice Presient,
                                 Chief Financial Officer and Director
                                 (Princial Financial and Accounting Officer)

Date:  August 16, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

     Signature                      Title                      Date

/s/ Robert L. Belk           Senior Vice President,       August 16, 1996
Robert L. Belk               Chief Financial Officer
                             and Director (Principal
                             Financial and Accounting
                             Officer)