Form 10-Q
period 1996-09-30
FLORES & RUCKS INC /DE/
filed 1996-11-12
CIK 930550

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------


                                    FORM 10-Q



         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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



19,576,656 shares of the registrant's Common Stock were outstanding as of November 1, 1996.

                              FLORES & RUCKS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                             (Unaudited)
                                                                            September 30,           December 31,
                                                                                1996                    1995
                                                                           --------------            ----------

Current assets:
    Cash and cash equivalents                                             $   18,982,894        $        212,238
    Joint interest receivables                                                 1,109,230                 390,275
    Oil and gas sales receivables                                             20,910,109              17,546,127
    Notes and accounts receivable -- stockholders                                      -                 129,129
    Accounts receivable--other                                                 1,500,000                       -
    Prepaid expenses                                                             809,597                 390,412
    Other current assets                                                         846,576                 424,824
                                                                          --------------          --------------
        Total current assets                                                  44,158,406              19,093,005
Oil and gas properties -- full cost method:
    Evaluated                                                                454,402,254             275,581,044
    Less accumulated depreciation, depletion, and amortization              (162,517,242)           (114,040,044)
                                                                          --------------          --------------
                                                                             291,885,012             161,541,000
    Unevaluated properties excluded from amortization                         78,043,576              19,041,148

Other assets:
    Furniture and equipment, less accumulated depreciation of
       $2,283,087 and $1,258,225 at September 30, 1996 and
       December 31, 1995, respectively                                         4,095,894               2,340,641
    Restricted deposits                                                        5,810,681               4,259,182
    Deferred financing costs                                                  10,291,343               5,127,974
    Deferred tax asset                                                                -                4,692,263
                                                                          --------------          --------------
       Total assets                                                      $   434,284,912           $ 216,095,213
                                                                         ===============           =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                              $   47,561,310          $   15,090,791
    Oil and gas sales payable                                                  4,915,528               5,177,277
    Accrued interest                                                           6,141,214               2,651,097
                                                                          --------------          --------------
       Total current liabilities                                              58,618,052              22,919,165

Long-term debt                                                               284,263,830             157,391,556
Notes payable to be refinanced under revolving line of credit                          -              14,300,000
Deferred tax liability                                                           223,590                       -
Other noncurrent liabilities                                                     638,609                 638,609
Deferred hedge revenue                                                           517,583                 870,333

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares,
       no shares issued or outstanding at September 30, 1996                           -                       -
    Common stock, $.01 par value; authorized 100,000,000 shares;
       issued and outstanding 19,565,056 shares and 15,044,125
       shares at September 30, 1996 and December 31, 1995, respectively          195,651                 150,441
    Paid-in capital                                                           89,941,960              27,638,465
    Retained earnings (deficit)                                                 (114,363)             (7,813,356)
                                                                            ------------            ------------
       Total stockholders' equity                                             90,023,248              19,975,550
                                                                            ------------            ------------
       Total liabilities and stockholders' equity                          $ 434,284,912           $ 216,095,213
                                                                           =============           =============

       The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     Nine Months Ended                  Three Months Ended
                                                     September 30,                       September 30,
                                                     -------------                       -------------

                                                   1996            1995              1996                1995
                                                   ----            ----              ----                ----

Revenues:
    Oil and gas sales                          $116,429,753     $89,935,815        $47,314,261       $34,514,355
    Plant processing income                         241,296         545,381            274,769            94,922
                                               ------------    ------------        -----------       -----------
       Total revenues                           116,671,049      90,481,196         47,589,030        34,609,277

Operating expenses:
    Lease operations                             24,930,765      22,780,454          8,408,735         8,555,152
    Severance taxes                               8,710,408       7,331,923          3,188,645         2,587,004
    Depreciation, depletion and amortization     48,477,198      38,545,070         19,504,158        15,378,162
                                                -----------    ------------        -----------       -----------
       Total operating expenses                  82,118,371      68,657,447         31,101,538        26,520,318
General and administrative expenses               9,946,556       8,248,117          3,921,556         2,634,736
Interest expense                                 12,028,892      13,000,489          3,840,866         4,507,876
Other income                                       (173,027)       (226,563)          (174,804)         (105,947)
                                                -----------    ------------        -----------       -----------
Net income before income taxes                   12,750,257         801,706          8,899,874         1,052,294
Income tax expense                                5,051,264               -          3,536,560                 -
                                                -----------    ------------        -----------       -----------
Net income                                    $   7,698,993    $    801,706       $  5,363,314      $  1,052,294
                                              =============    ============       ============      ============

Weighted average common and common
     equivalent shares outstanding               19,172,901      15,146,323         20,706,058        15,183,061

Primary and fully diluted earnings per
    common share                                       $.40            $.05               $.26              $.07


       The accompanying notes to financial statements are an integral part of these statements.

                              FLORES & RUCKS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                            -------------
                                                                                       1996              1995
                                                                                       ----              ----

Operating activities:
    Net income                                                                  $     7,698,993   $      801,706
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization                                   49,502,060       38,954,132
          Deferred hedge revenue                                                       (352,750)        (100,000)
          Deferred tax expense                                                        4,915,853                -

    Changes in operating assets and liabilities:
       Accrued interest                                                               2,190,117        5,338,417
       Receivables                                                                   (5,453,805)      (3,556,195)
       Prepaid expenses                                                                (419,185)           9,168
       Other current assets                                                            (421,752)         (27,528)
       Accounts payable and accrued liabilities                                      32,470,519       11,993,376
       Oil and gas sales payable                                                       (261,752)         944,997
                                                                                 --------------    -------------
Net cash provided by operating activities                                            89,868,298       54,358,073
                                                                                 --------------    -------------

Investing activities:
    Additions to oil and gas properties and furniture and equipment                (240,603,753)     (64,552,329)
    Increase in restricted deposits                                                  (1,551,499)      (1,475,176)
                                                                                 --------------    -------------
Net cash used in investing activities                                              (242,155,252)     (66,027,505)
                                                                                 --------------    -------------

Financing activities:
    Sale of stock                                                                    62,348,705          369,949
    Borrowings on notes payable                                                     231,620,000       67,000,020
    Payments of notes payable                                                      (117,747,726)     (56,542,915)
    Deferred financing costs                                                         (5,163,369)         273,688
                                                                                 --------------     ------------
Net cash provided by financing activities                                           171,057,610       11,100,742
                                                                                 --------------     ------------
Increase (decrease) in cash and cash equivalents                                     18,770,656         (568,690)
Cash and cash equivalents, beginning of the period                                      212,238          568,690
                                                                                 --------------     ------------
Cash and cash equivalents, end of the period                                     $   18,982,894     $          -
                                                                                 ==============     ============

Interest paid during the period                                                  $   12,056,670     $  9,316,496
                                                                                 ==============     ============

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

2.   Earnings Per Share

     Earnings per share applicable to common stock are based on the weighted average number of shares of common stock outstanding for the periods, including common equivalent shares which reflect the dilutive effect of stock options granted to certain employees and outside directors on various dates through September 30, 1996. As of September 30, 1996 and 1995, the Company had 1,972,902 and 894,500 stock options outstanding, respectively. The table below reflects the weighted average common, primary and fully diluted shares outstanding for the 1996 and 1995 periods.

                                                       Nine Months Ended                Three Months Ended
                                                        September 30,                      September 30,
                                                       -------------                       -------------
                                                     1996           1995             1996               1995
                                                     ----           ----             ----               ----

     Weighted average common shares
       outstanding                                 18,270,707    15,042,783         19,556,911        15,044,125
     Primary common equivalent shares                 902,194       103,540          1,149,147           138,936
                                                   ----------    ----------         ----------        ----------
     Weighted average common and primary
       common equivalent shares outstanding        19,172,901    15,146,323         20,706,058        15,183,061
     Additional fully diluted shares                  241,272        19,436             62,827                 -
                                                   ----------    ----------         ----------        ----------
     Weighted average common and fully diluted
       common equivalent shares outstanding        19,414,173    15,165,759         20,768,885        15,183,061
                                                   ==========    ==========         ==========        ==========

3.   Hedging Activities

     The Company hedges certain of its production through two master swap agreements ("Swap Agreements"). The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of November 1, 1996, the Company's net exposure under all contracts covered by the Swap Agreements was approximately $3.0 million.

                              FLORES & RUCKS, INC.

     As of September 30, 1996, the Company's open forward position on its outstanding crude oil Swaps was as follows:


                                                               Average
                                  Year             MBbls        Price
                                  ----             -----        -----
                                  1996               75        $18.55
                                  1997              300        $18.55
                                  1998              300        $18.55
                                  1999              300        $18.55
                                  2000              300        $18.55
                                                    ----       ------
   Total                                           1,275       $18.55
                                                   =====       ======

The Company currently has no outstanding natural gas Swaps.

As of September 30, 1996, the Company's open forward position on its outstanding Costless Collars was as follows:


                                         Contracted      Contracted   Contracted
                     Effective            Volumes          Floor       Ceiling
      Year        From      Through       (MBbls)          Price        Price
      ----        ----      -------       -------          -----        -----

      1997       January     March          600           $21.00         $24.45
      1997       January      June         1,200          $20.00         $24.25


4.   Common Stock Offering

     On March 19, 1996, the Company completed a public offering of 4,500,000 shares of common stock at a price of $14.75 per share (the "Offering"). Net proceeds of the Offering were approximately $62.2 million, of which $15.4 million was used to repay a note payable to Shell Offshore, Inc. and approximately $33.0 million was used to repay indebtedness under the Company's senior revolving bank credit facility (the "Revolving Credit Facility").

5.   Central Gulf Acquisition

     On September 26, 1996, the Company completed an acquisition of certain interests in eleven oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana, for an estimated net purchase price of approximately $117.1 million (the "Central Gulf Acquisition"). Of this amount, approximately 37% was allocated to unevaluated properties. The allocation of the purchase price is subject to adjustment in future periods.

6.   Senior Subordinated Debt Offering

     On September 26, 1996, the Company completed an offering of $160,000,000 of 9 3/4% Senior Subordinated Notes at a discount for proceeds of $159,120,000 (before offering costs). The principal is due October 1, 2006. Interest on the notes will be payable semi-annually in arrears on April 1 and October 1 of each year, commencing April 1, 1997. Net proceeds to the Company were approximately $154 million, which was used primarily to complete the Central Gulf Acquisition and to repay all outstanding indebtedness of $25.1 million under the Company's Revolving Credit Facility. The remainder of the proceeds will be used for general corporate purposes.

Management's Discussion And Analysis Of Financial Condition And Results Of Operations

Results of Operations for the Three and Nine Months Ended September 30, 1995 and 1996

The following table reflects certain information with respect to the Company's oil and gas operations.

                                                       Three Months Ended               Nine Months Ended
                                                          September 30,                   September  30,
                                                          -------------                   ---------  ---
                                                      1995             1996             1995           1996
                                                      ----             ----             ----           ----
                                                        (dollars in thousands, except per unit amounts)

         Sales Volumes
             Oil (MBbls)                               1,709          1,909             4,340          4,917
             Gas (MMcf)                                3,361          4,657             8,980         11,672
             Oil and Gas (MBOE)                        2,270          2,685             5,837          6,863

         Revenues (1)
             Total Oil Revenues                      $28,741        $40,580           $75,469       $100,141
             Total Gas Revenues                        5,435         10,918            15,085         30,950

         Average Sales Prices (2)
             Oil (per Bbl)                            $16.81         $21.26            $17.39         $20.37
             Gas (per Mcf)                              1.62           2.34              1.68           2.65
             Per BOE                                   15.06          19.18             15.52          19.10

         Severance Taxes                              $2,587         $3,189            $7,332         $8,710
         Lease Operating Expenses                      8,555          8,409            22,780         24,931
         Lease Operating Expenses per BOE              $3.77          $3.13             $3.90          $3.63

----------
(1)Excludes the results of hedging activities which increased (decreased) revenue recognized in the three months and nine months ended September 30, 1995, by $.3 million and $(0.6) million, respectively, and decreased revenue recognized in the three months and nine months ended September 30, 1996, by $4.2 million and $14.7 million, respectively.
(2)Excludes the results of hedging activities. Including the effect of hedging activities, the Company's average oil price per Bbl received was $17.01 and $17.20 in the three months and nine months ended September 30, 1995, respectively, and $19.31 and $18.46 in the three months and nine months ended September 30, 1996, respectively. The average gas price per Mcf received was $1.70 in the nine months ended September 30, 1995, and $2.24 and $2.20 in the three months and nine months ended September 30, 1996, respectively. No gas volumes were hedged for the three months ended September 30, 1995.

Revenues. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and nine months ending September 30, 1996 and the comparable periods in 1995:

                                                                       Third Quarter 1996       Nine Months 1996
                                                                           Compared to             Compared to
                                                                       Third Quarter 1995       Nine Months 1995
                                                                       ------------------       ----------------
         Increase (decrease) in oil and gas revenues  resulting
             from differences in:
             Crude oil and condensate-
                Price                                                      $  8,487                 $ 14,630
                Production                                                    3,352                   10,042
                                                                           --------                 --------
                                                                             11,839                   24,672
             Natural gas-
                Price                                                         3,388                   11,341
                Production                                                    2,096                    4,524
                                                                           --------                 --------
                                                                              5,484                   15,865
                                                                           --------                 --------
             Plant processing and hedging, net                               (4,343)                 (14,347)
                                                                           --------                 --------
         Increase in oil and gas revenues                                  $ 12,980                 $ 26,190
                                                                           ========                 ========


The Company's total revenues increased approximately $13.0 million, or 38%, to $47.6 million for the three months ended September 30, 1996, from $34.6 million for the comparable period in 1995. Production levels for the three months ended September 30, 1996, increased 18% to 2,685 MBOE from 2,270 MBOE for the comparable period in 1995. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the three months ended September 30, 1996, were $21.26 per Bbl and $2.34 per Mcf, respectively, versus $16.81 per Bbl and $1.62 per Mcf, respectively, in the comparable 1995 period. Revenues increased by $5.4 million due to the aforementioned production increases and by $11.9 million as a result of increased oil and gas prices. The Company's total revenues increased approximately $26.2 million, or 29%, to $116.7 million for the nine months ended September 30, 1996, from $90.5 million for the comparable period in 1995. Production levels for the nine months ended September 30, 1996, increased 18% to 6,863 MBOE from 5,837 MBOE for the comparable period in 1995. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the nine months ended September 30, 1996 were $20.37 per Bbl and $2.65 per Mcf versus $17.39 per Bbl and $1.68 per Mcf in the prior period. Revenues increased by $14.6 million due to the aforementioned production increases and by $25.9 million as a result of increased oil and gas prices.

The increase in the Company's total revenues for the three months ended September 30, 1996, was further affected by a $.2 million increase in plant processing income and partially offset by a $4.5 million decrease from hedging activities. For the nine months ended September 30, 1996, the increase in the Company's total revenues was partially offset by a $14.0 million decrease from hedging activities and a $.3 million decrease in plant processing income. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters--Energy swap agreements." The Company is also contractually committed to process its gas production from Main Pass 69 and the East Bay fields under certain processing agreements. Plant processing income
(loss) represents revenues from the sale of natural gas liquids less the costs of extracting such liquids, which costs include natural gas shrinkage. Income from plant processing fluctuates primarily as a result of changes in volumes processed, and changes in prices for natural gas in comparison to changes in prices for natural gas liquids. Such price changes are usually not proportionate due to the generally higher price volatility of natural gas. For the three months ended September 30, 1996, plant processing income increased due to increased natural gas liquid prices and a 39% increase in natural gas volumes processed. For the nine months ended September 30, 1996, plant processing income decreased due to increased natural gas prices partially offset by increased natural gas liquid prices during the three months ended September 30, 1996.

LEASE OPERATING EXPENSES. On a BOE basis, lease operating expenses decreased 17% to $3.13 per BOE for the three months ended September 30, 1996 from $3.77 per BOE in the comparable 1995 period. On a BOE basis, lease operating expenses decreased 7% to $3.63 per BOE for the nine months ended September 30, 1996 from $3.90 per BOE in the comparable 1995 period. These decreases are due primarily to increased production at the Company's East Bay field. For the three months ended September 30, 1996, lease operating expenses were $8.4 million, as compared to $8.6 million in the comparable 1995 period. This decrease primarily relates to a $.5 million decrease in workover expenses, partially offset by fluctuations in normal operating expenses, including operating expenses associated with increased production. Workover expenses for the three months ended September 30, 1996, were $.2 million, as compared to $.7 million in the comparable 1995 period. For the nine months ended September 30, 1996, lease operating expenses were $24.9 million, as compared to $22.8 million in the 1995 period. This increase partially results from fluctuations in normal operating expenses, including operating expenses associated with increased production, increases as a result of painting and other preventive maintenance type programs, as well as an increase of $.1 million in workover expenses. For the nine months ended September 30, 1996, workover expenses were $1.5 million, as compared to $1.4 million in the comparable 1995 period.

SEVERANCE TAXES. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 6.2% for the three months ended September 30, 1996, from 7.6% in the comparable period in 1995. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 6.6% in the nine months ended September 30, 1996, from 8.1% in the comparable 1995 period. The decrease was primarily due to increased production from new wells on federal leases and on state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three and nine months ended September 30, 1996, general and administrative expenses were $3.9 million and $9.9 million, respectively, as compared to $2.6 million and $8.2 million in the comparable 1995 periods. These increases are primarily due to costs associated with increased corporate staffing associated with both an increase in drilling activities and the Company's acquisition of certain interests in eleven oil and gas producing fields and related production facilities primarily situated in the shallow waters of the Central Gulf of Mexico, offshore Louisiana, for an estimated net purchase price of approximately $117.1 million (the "Central Gulf Acquisition"), partially offset in the 1996 periods by increases in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties.

DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE. For the three and nine months ended September 30, 1996, depreciation, depletion and amortization ("DD&A") expense was $19.5 million and $48.5 million, respectively, as compared to $15.4 million and $38.5 million, respectively, in the comparable 1995 periods. On a BOE basis, DD&A for the three and nine months ended September 30, 1996, was $7.26 per BOE and $7.06 per BOE, respectively, as compared to $6.78 per BOE and $6.60 per BOE for the three and nine months ended September 30, 1995. These variances can primarily be attributed to the Company's increased production and related capital cost additions from the 1995 and 1996 drilling programs, partially offset by the increase to proved reserves resulting from the programs.

INTEREST EXPENSE. For the three months ended September 30, 1996, interest expense decreased to $3.8 million from interest expense of $4.5 million in the comparable 1995 period. For the nine months ended September 30, 1996, interest expense decreased to $12.0 million from $13.0 million in the comparable 1995 period. These decreases in interest expense can primarily be attributed to the repayment of a portion of the Company's debt with proceeds from the issuance of 4,500,000 shares of common stock at $14.75 per share on March 19, 1996 (the "Offering"), as well as increases in the amount of interest capitalized in both of the 1996 periods, resulting from an increase in the Company's unevaluated assets, including additional seismic data and acreage. These decreases were partially offset by interest expense of approximately $.2 million in the three months ended September 30, 1996, relating to the issuance of $160,000,000 of 9 3/4% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes"). See
Note 6 to the Consolidated Financial Statements.

INCOME TAX EXPENSE (BENEFIT). For the three and nine months ended September 30, 1996, the Company recorded income tax expense of $3.5 million and $5.1 million, respectively. During the comparable 1995 periods, no income tax expense was recorded due to a valuation allowance which existed at September 30, 1995.

NET INCOME. Due to the factors described above, net income increased to $5.4 million for the three months ended September 30, 1996 from $1.1 million for the comparable period in 1995. Net income for the nine months ended September 30, 1996 increased to $7.7 million from $.8 million for the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1995 and 1996:

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  1995               1996
                                                                                  ----               ----
                                                                                       (in thousands)

         Net cash provided by operating activities                             $ 54,358          $   89,868
         Net cash used in investing activities                                  (66,028)           (242,155)
         Net cash provided by financing activities                               11,101             171,058

For the nine months ended September 30, 1996, net cash provided by operating activities increased by $35.5 million. This increase relates primarily to increased revenues, partially offset by increases in severance taxes and general and administrative expenses. In addition, the Company paid interest of $12.1 million during the nine months ended September 30, 1996, as compared to $9.3 million in the comparable 1995 period. This increase in interest is primarily a result of the Company's payment of $2.4 million of accrued interest relating to a $13 million note to Shell Offshore, Inc. which was repaid in March of 1996. Accounts receivable increased by $5.5 million for the nine months ended September 30, 1996. Of the $5.5 million increase, $3.4 million was related to an increase in oil and gas sales receivables. This increase was further affected by a $1.5 million receivable associated with the Central Gulf Acquisition. During the nine months ended September 30, 1995, accounts receivable increased by $3.6 million primarily relating to an increase in oil and gas sales receivables. Finally, accounts payable increased by $32.5 million during the 1996 period as compared to an increase of $12.0 million in the comparable 1995 period. The increase in accounts payable is primarily a result of variances in vendors payable resulting from increased drilling activity in the 1996 period.

Cash used in investing activities during the nine months ended September 30, 1996, increased to $242.2 million as compared to $66.0 million in the comparable 1995 period. This increase is primarily a result of the Company's Central Gulf Acquisition for an estimated net purchase price of approximately $117.1 million, as well as increased drilling activity in the 1996 period.

Financing activities during the nine months ended September 30, 1996, generated cash of $171.1 million, as compared to $11.1 million in the comparable 1995 period. The increase in cash during the 1996 period was primarily a result of the issuance of 4,500,000 shares of common stock at $14.75 per share on March 19, 1996, of which the Company's net proceeds totaled approximately $62.2 million and the issuance of the Senior Subordinated Notes of which the Company's net proceeds totaled approximately $154 million. These increases in cash were partially offset by the payment of a $13 million note to Shell Offshore, Inc. and a $32.2 million reduction in net borrowings on the Company's senior revolving bank credit facility (the "Revolving Credit Facility"). During the 1995 period, the Company increased its borrowings on the Revolving Credit Facility by $20.5 million. In addition, the Company received cash from the sale of stock in the 1995 period of $.4 million.

CAPITAL REQUIREMENTS. The Company's expenditures for property acquisition, exploration and development for the nine months ended September 30, 1995 and 1996, were as follows:

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   1995            1996
                                                                                   ----            ----
                                                                                      (in thousands)

         Property acquisition costs of evaluated properties                      $    39          $ 78,372
         Property acquisition costs of unevaluated properties                        338            48,892
         Exploration costs (drilling and completion)                               8,196            17,796
         Development costs (drilling and completion)                              42,948            60,807
         Abandonment costs                                                            72               225
         Geological and geophysical costs                                          5,188            10,559
         Capitalized interest and general and administrative costs                 2,842             4,670
         Other capital costs                                                       3,410            16,503
                                                                                 -------          --------
                                                                                 $63,033          $237,824
                                                                                 =======          ========

A primary component of the Company's strategy is to continue its exploration and development activities. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations and borrowings under the Revolving Credit Facility. During the nine months ended September 30, 1996, the Company spent $78.6 million on exploration and development drilling and $10.6 million on 3-D seismic surveys and other geological and geophysical costs. Included in property acquisition costs in the nine months ended September 30, 1996 is approximately $117.1 million, representing the net purchase price of the Central Gulf Acquisition. Of the total net purchase price, approximately $73.8 million was allocated to evaluated properties and $43.3 million was allocated to unevaluated properties. Included in other capital costs for the nine months ended September 30, 1996, is $14.8 million, which relates primarily to capital costs incurred to install and upgrade production facilities and flowlines. The Company is also a party to two escrow agreements which provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to East Bay, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40 million, unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to Main Pass 69, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7,500,000. As of September 30, 1996, the escrow balances totaled $5.8 million.

In addition to developing its existing reserves, the Company will continue to attempt to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and gas properties. In order to finance any such possible future acquisitions, the Company may seek to obtain additional debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will acquire any additional producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be subject to the terms of the indentures (the "Indentures") governing the Company's $125,000,000 of 13 1/2% Senior Notes due 2004 (the "Senior Notes") and the Senior Subordinated Notes.

The Company's other primary capital requirements for the remainder of 1996 will be for the payment of interest of approximately $8.4 million on its Senior Notes and on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its current debt service obligations with operating cash flow.

LIQUIDITY. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented with existing cash balances and if necessary, borrowings under the Revolving Credit Facility. The Company expects that its cash flow from operations, existing cash balances and availability under the Revolving Credit Facility will be adequate to execute the remainder of its 1996 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations, existing cash balances and availability under the Revolving Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

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

The Company's ability to draw additional amounts on the Revolving Credit Facility is limited to the extent that adjusted consolidated net tangible assets (as defined) minus $25 million exceeds 110% of all indenture indebtedness excluding subordinated indebtedness (as defined). Adjusted consolidated net tangible assets is determined quarterly, utilizing certain financial information, and is primarily based on a quarterly estimate of the present value of future net revenues of the Company's proved oil and gas reserves. Such quarterly estimates utilize the most recent year end oil and gas prices and vary based on additions to proved reserves and net production. As of November 1, 1996, the Company's outstanding balance on its Revolving Credit Facility was $2.3 million, all of which represented letters of credit, primarily associated with bonding for future abandonment obligations, and thus the Company had remaining availability of $47.7 million.

The Company recently successfully completed a consent solicitation which resulted in the amendment of the indenture governing the Senior Notes (the "Senior Notes Indenture"). The amendment increases the company's ability to borrow under a revolving credit facility from $50 million to the greater of (a) $50 million and (b) $20 million plus 20% of adjusted consolidated net tangible assets as defined in the Senior Notes Indenture.

EFFECTS OF LEVERAGE. The Company is highly leveraged with outstanding long-term debt of approximately $284.3 million as of September 30, 1996. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indentures require the Company to meet certain financial tests, and other restrictions which may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company is required to make semi-annual interest payments of approximately $8.4 million on its Senior Notes each June 1 and December 1 through the year 2004 and semi-annual interest payments of $7.8 million on it Senior Subordinated Notes each April 1 and October 1 commencing April 1, 1997. In addition, the Company is required to make quarterly interest payments on the Revolving Credit Facility based on outstanding borrowings for the quarterly period. The Company may also, at its discretion, make principal payments on the Revolving Credit Facility.

Pursuant to the Senior Notes Indenture, the Company may not incur any indebtedness other than permitted indebtedness (as defined in the Senior Notes Indenture) unless the Company's consolidated fixed charge coverage ratio (as defined in the Senior Notes Indenture) for the four full fiscal quarters preceding the proposed new indebtedness is greater than 2.75 to 1.0 (3.0 to 1.0 if the indebtedness is incurred after December 1, 1997)after giving pro forma effect to the proposed new indebtedness, the application of such indebtedness and other significant transactions during the period. In addition, the Company's adjusted consolidated net tangible assets (as defined in the Senior Notes Indenture) must be greater than 150% of indebtedness after giving effect to the proposed new indebtedness and related transactions. If the ratio of adjusted consolidated net tangible assets to indebtedness falls below 110%, the Company may be required to buy back a portion of the Senior Notes. Pursuant to the indenture governing the Senior Subordinated Notes (the "the
Senior Subordinated Notes Indenture"), the Company may not incur any indebtedness other than permitted indebtedness (as defined in the Senior Subordinated Notes Indenture) unless the Company's consolidated fixed charge coverage ratio (as defined in the Senior Subordinated Notes Indenture) for the four full fiscal quarters preceding the proposed new indebtedness is greater than 2.5 to 1.0 after giving pro forma effect to the proposed new indebtedness, the application of such indebtedness and other significant transactions during the period.

In accordance with the terms of the Indentures, if the Company disposes of oil and gas assets, it must apply such proceeds to permanently pay down certain indebtedness or within a specified time from the date of the asset sale, purchase additional oil and gas assets. If proceeds not applied as indicated above exceed $10 million ($15 million with respect to the Senior Subordinated Notes), the Company shall be required to offer to purchase outstanding Senior Notes and Senior Subordinated Notes or other pari passu indebtedness in an amount equal to the unapplied proceeds.

The Company believes it is currently in compliance with all covenants contained in the Indentures and has been in compliance since the issuance of the Senior Notes and the Senior Subordinated Notes.

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

OTHER MATTERS

ENERGY SWAP AGREEMENTS. The Company hedges certain of its production through master swap agreements ("Swap Agreements"). The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of November 1, 1996, the Company's net exposure under all contracts covered by the Swap Agreements was approximately $3.0 million.

As of September 30, 1996, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                                               Average
                                  Year             MBbls        Price

                                  1996               75        $18.55
                                  1997              300        $18.55
                                  1998              300        $18.55
                                  1999              300        $18.55
                                  2000              300        $18.55
                                                    ----       ------
                                                   1,275       $18.55
   Total

The Company currently has no outstanding natural gas Swaps.

As of September 30, 1996, the Company's open forward position on its outstanding Costless Collars was as follows:

                                    Contracted      Contracted   Contracted
                 Effective           Volumes          Floor       Ceiling
 Year        From      Through       (MBbls)          Price        Price
 ----        ----      -------       -------          -----        -----

 1997      January      March          600           $21.00         $24.45
 1997      January       June        1,200           $20.00         $24.25

As a result of hedging activity under the Swap Agreement, on a BOE basis, the Company estimates that approximately 26% of its estimated remaining 1996 production which is classified as proved reserves as of September 30, 1996, will not be subject to price fluctuation for 1996.

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

GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position on its properties decreased from 1,080,726 Mcf at December 31, 1995, to 1,061,467 Mcf at September 30, 1996. Under the provisions of the applicable gas balancing agreement, the underproduced party can take up to 50% of the Company's entitled share of gas production in future months to eliminate the imbalance. During the make-up period, the Company's gas revenues will be adversely affected, minimized by an unjust enrichment clause contained in the gas balancing agreement. In addition, the Company assumed a net overproduced position of 1,305,259 Mcf in conjunction with the Central Gulf Acquisition which is subject to possible adjustments in future periods. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

Certain statements in this form 10-Q regarding future expectations and plans for oil and gas exploration, development, production and acquisitions may be regarded as "forward looking statements" within the meaning of the Securities Litigation Reform Act. They are subject to various risks, such as operating hazards, drilling risks, and the inherent uncertainties in interpreting engineering data relating to underground accumulations of oil and gas, as well as other risks discussed in detail in the Company's SEC filings, including the Annual Report and Form 10-K for the year ended December 31, 1995. Actual results may vary materially.

                              Flores & Rucks, Inc.

                           Part II - Other Information


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On September 19, 1996 the Company consummated the solicitation of consents from the holders of the Senior Notes. 99.79% of the Senior Notes holders consented and .21% did not consent resulting in the amendment of the indenture as described above under "-- Management's Discussion And Analysis of Financial Condition And Results Of Operations -- Liquidity and Capital Resources --Capital requirements".

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         [A]   Exhibits

                4.1 Indenture dated September 26, 1996 governing the Senior
                    Subordinated Notes

               10.1 Second Amendment to Credit Agreement, dated August 14, 1996

               27.1 Financial data schedule


         [B]   Reports on Form 8-K

               The Company filed a Form 8-K on October 10, 1996 to report: (1) the Company's acquisition of the Central Gulf Properties, under
               Item 2, and (2) the public offering by William W. Rucks, IV on September 25, 1996 of 1.55 million shares of common stock and the simultaneous granting of an option (with an irrevocable proxy) by Mr. Rucks to James C. Flores to purchase 1.6 million shares of common stock, under Item 5.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              FLORES & RUCKS, INC.



                                By:  /s/ James C. Flores
                                     ------------------------------------
                                     James C. Flores
                                     Chairman and Chief Executive Officer

Date: November 12, 1996

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.


              Signature                                  Title                              Date
              ---------                                  -----                              ----

/s/ James C. Flores                      Chairman and Chief Executive Officer         November 12, 1996
-------------------------
James C. Flores



/s/ Robert L. Belk                      Senior Vice President, Chief Financial        November 12, 1996
-------------------------
Robert L. Belk                         Officer and Director (Principal Financial
                                                and Accounting Officer)