Form 10-K405/A
period 1996-12-31
FLORES & RUCKS INC /DE/
filed 1997-05-07
CIK 930550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                  FORM 10-K/A

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


                                                             STANDARDIZED MEASURE AS OF DECEMBER 31,
                                                            ------------------------------------------
                                                                1996           1995           1994
                                                            ------------  ---------------  -----------
                                                                          (IN THOUSANDS)

Future cash flows                                            $1,789,544        $ 762,488    $ 645,091
Future production, development and abandonment costs           (907,770)        (482,658)    (433,193)
Income tax provision                                           (204,733)         (36,712)     (11,530)
                                                             ----------        ---------    ---------
Future net cash flows                                           677,041          243,118      200,368
10% annual discount                                            (144,549)         (39,178)     (35,390)
                                                             ----------        ---------    ---------
Standardized measure of discounted future net cash flows     $  532,492        $ 203,940    $ 164,978
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

         10.12 Waiver and Amendment of Registration Rights Agreement, effective as of December 7, 1994

         10.13 Second Amendment to Registration Rights Agreement, dated August, 1996, among the Company, FRI Louisiana, Enron Finance Corp. and Merrill Lynch Capital Markets plc

         10.14 Indenture Assumption Agreement by FRI Louisiana in favor of the Company (Senior Notes) (filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporation herein by reference)

         10.15 Indenture Assumption Agreement by FRI Louisiana in favor of the Company (Senior Subordinated Notes)

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

        *10.22  Form of Second Amendment to Employment Agreements dated
                December 6, 1996
         21.1   Subsidiaries of Registrant (filed as Exhibit 21.1 to the
                Company's Annual Report on Form 10-K for the year ended December
                31, 1995 and incorporated herein by reference)
        +23.1   Consent of Arthur Andersen, LLP
        +23.2   Consent of Netherland, Sewell & Associates, Inc.
         27.1   Financial Data Schedule

*Management contract or compensatory plan.
+Filed herewith.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FLORES & RUCKS, INC.



                            By: /s/ Robert K. Reeves
                                --------------------------------
                                Robert K. Reeves
                                Senior Vice President,
                                 General Counsel and Secretary

Date:  May 6, 1997