Form 10-Q
period 1997-03-31
FLORES & RUCKS INC /DE/
filed 1997-05-15
CIK 930550

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ____________________

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

          Securities Registered Pursuant to Section 12(b) of the Act:
                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

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

19,645,756 shares of the registrant's Common Stock were outstanding as of May 6, 1997.

                             FLORES & RUCKS, INC.

                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                   (UNAUDITED)
                                                    MARCH 31,      DECEMBER 31,
                                                       1997            1996
                                                   ------------    ------------
Current assets:
  Cash and cash equivalents                       $     340,472   $   5,758,978
  Joint interest receivables                          3,171,881       2,001,605
  Oil and gas sales receivables                      25,965,815      33,770,044
  Accounts receivable--other                          1,779,943       1,500,000
  Assets held for resale                                      -      37,200,000
  Prepaid expenses                                    1,354,613       1,213,143
  Other current assets                                3,239,606       2,414,803
                                                  -------------   -------------
      Total current assets                           35,852,330      83,858,573
Oil and gas properties--full cost method:
  Evaluated                                         571,790,053     464,485,367
  Less accumulated depreciation, depletion,
    and amortization                               (211,587,517)   (188,692,223)
                                                  -------------   -------------
                                                    360,202,536     275,793,144
  Unevaluated properties excluded from
    amortization                                     91,005,543      79,904,974

Other assets:
  Furniture and equipment, less accumulated
    depreciation of $3,293,121 and $2,772,983
    at March 31, 1997 and December 31, 1996,
    respectively                                      4,607,954       4,286,773
  Restricted deposits                                 6,867,972       6,323,515
  Deferred financing costs                           10,233,389      10,543,226
                                                  -------------   -------------
  Total assets                                    $ 508,769,724   $ 460,710,205
                                                  =============   =============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued liabilities        $  60,323,568   $  47,718,102
  Oil and gas sales payable                           6,103,370       7,830,415
  Accrued interest                                   13,639,370       5,521,070
  Current notes payable                                  22,519         127,154
  Deposit on assets held for resale                           -       3,720,000
                                                  -------------   -------------
      Total current liabilities                      80,088,827      64,916,741

Long-term debt                                      301,163,998     284,141,999
Deferred hedge revenue                                  366,667         400,000
Deferred tax liability                               12,048,836       6,098,144

Stockholders' equity:
  Preferred stock, $.01 par value; authorized
    10,000,000 shares, no shares issued or
    outstanding at March 31, 1997 and
    December 31, 1996                                         -               -
  Common stock, $.01 par value; authorized
    100,000,000 shares; issued and outstanding
    19,641,356 shares and 19,640,656 shares
    at March 31, 1997, and December 31, 1996,
    respectively                                        196,414         196,407
  Paid-in capital                                    91,836,382      91,819,465
  Retained earnings                                  23,068,600      13,137,449
                                                  -------------   -------------
      Total stockholders' equity                    115,101,396     105,153,321
                                                  -------------   -------------
      Total liabilities and
        stockholders' equity                      $ 508,769,724   $ 460,710,205
                                                  =============   =============


 The accompanying notes to financial statements are an integral part of these statements.

                             FLORES & RUCKS, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                   ----------------------------
                                                       1997            1996
                                                   ------------    ------------

Oil and gas sales                                  $ 64,476,673    $ 36,828,857

Operating expenses:
  Lease operations                                   12,710,704       8,445,683
  Severance taxes                                     2,672,434       2,885,699
  Depreciation, depletion and amortization           22,895,295      14,350,248
                                                   ------------    ------------
      Total operating expenses                       38,278,433      25,681,630
General and administrative expenses                   4,355,141       3,257,725
Interest expense                                      6,460,184       4,511,758
Other expense (income)                                 (506,926)        257,922
                                                   ------------    ------------

Net income before income taxes                       15,889,841       3,119,822
Income tax expense                                    5,958,690       1,219,314
                                                   ------------    ------------
Net income                                         $  9,931,151    $  1,900,508
                                                   ============    ============

Earnings per common share:
     Primary                                       $       0.48    $       0.12
     Fully diluted                                         0.48            0.12

Weighted average common and common
  equivalent shares outstanding:
     Primary                                         20,890,124      16,093,171
     Fully diluted                                   20,890,124      16,269,574


 The accompanying notes to financial statements are an integral part of these statements.

                             FLORES & RUCKS, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                    ---------------------------
                                                        1997           1996
                                                    ------------   ------------
Operating activities:
  Net income                                       $   9,931,151  $   1,900,508
  Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation, depletion and amortization:
        Oil and gas properties                        22,895,295     14,350,248
        Furniture and equipment                          520,137        293,461
      Deferred hedge revenue                             (33,333)      (117,583)
      Deferred tax expense                             5,950,693      1,201,127

  Changes in operating assets and liabilities:
    Accrued interest                                   8,118,300      1,867,443
    Receivables                                        6,354,012         84,713
    Prepaid expenses                                    (141,470)      (430,304)
    Other current assets                                (824,802)      (653,284)
    Accounts payable and accrued liabilities            (549,659)     1,338,151
    Oil and gas sales payable                         (1,727,050)       (44,017)
                                                   -------------  -------------
Net cash provided by operating activities             50,493,274     19,790,463
                                                   -------------  -------------

Investing activities:
  Additions to oil and gas properties and
    furniture and equipment                         (106,091,449)   (13,924,974)
  Increase in restricted deposits                       (544,457)      (512,203)
  Proceeds from sale of oil and gas properties        33,480,000              -
                                                   -------------  -------------
Net cash used in investing activities                (73,155,906)   (14,437,177)
                                                   -------------  -------------

Financing activities:
  Sale of stock                                           16,924     62,123,504
  Borrowings on notes payable                         52,500,000     21,000,000
  Payments of notes payable                          (35,604,634)   (66,215,526)
  Deferred financing costs                               331,836        152,196
                                                   -------------  -------------
Net cash provided by financing activities             17,244,126     17,060,174
                                                   -------------  -------------
Increase (decrease) in cash and cash
  equivalents                                         (5,418,506)    22,413,460
Cash and cash equivalents, beginning of
  the period                                           5,758,978        212,238
                                                   -------------  -------------
Cash and cash equivalents, end of the period       $     340,472  $  22,625,698
                                                   =============  =============
Interest paid during the period                    $     231,713  $   3,176,883
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

2.   EARNINGS PER SHARE

     Earnings per share applicable to common stock are based on the weighted average number of shares of common stock outstanding for the periods, including common equivalent shares which reflect the dilutive effect of stock options granted to certain employees and outside directors on various dates through March 31, 1997. As of March 31, 1997 and 1996, the Company had 1,896,602 and 1,498,835 stock options outstanding, respectively. The table below reflects the weighted average common, primary and fully diluted shares outstanding for the 1997 and 1996 periods.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   ---------------------------
                                                       1997           1996
                                                   ------------   ------------
     Weighted average common shares
       outstanding                                   19,640,709     15,688,083
     Primary common equivalent shares                 1,249,415        405,088
                                                   ------------   ------------
     Weighted average common and primary
       common equivalent shares outstanding          20,890,124     16,093,171
     Additional fully diluted shares                          -        176,403
                                                   ------------   ------------
     Weighted average common and fully diluted
       common equivalent shares outstanding          20,890,124     16,269,574
                                                   ============   ============

     In February, 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS 128 was $0.51 per share and $0.48 per share, respectively, for the three months ended March 31, 1997, and $0.12 per share and $0.12 per share, respectively, for the three months ended March 31, 1996.

3.   HEDGING ACTIVITIES

     The Company hedges certain of its production through master swap agreements ("Swap Agreements"). The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of May 6, 1997, the fair market value of all contracts covered by the Swap Agreements was approximately $.1 million.

                             FLORES & RUCKS, INC.

     As of March 31, 1997, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                                    AVERAGE
                  YEAR             MBbls             PRICE
                  ----             -----            -------
                  1997             1,425            $ 19.80
                  1998               300            $ 18.55
                  1999               300            $ 18.55
                  2000               300            $ 18.55
                                   -----            -------
                  Total            2,325            $ 19.31
                                   =====            =======

     The Company currently has no outstanding natural gas Swaps.

     As of March 31, 1997, the Company's open forward position on its outstanding Costless Collars was as follows:

                                CONTRACTED   CONTRACTED   CONTRACTED
                  EFFECTIVE       VOLUMES      FLOOR       CEILING
       YEAR    FROM    THROUGH    (MBbls)      PRICE        PRICE
       ----    ----    -------  ----------   ----------   ----------

       1997    April     June       600      $  20.00     $  24.25
       1997    April     June       300      $  20.00     $  25.20
       1997    April     June        75      $  20.00     $  24.90
       1997    July    September    900      $  20.00     $  24.40

     On March 7, 1997, the Company entered into a basis swap for 9,000 barrels of oil per month for the period April 1997, through July 1997, with a fixed price of ($0.11) per barrel basis differential between the monthly calendar average of Platt's Louisiana Light Sweet and Platt's West Texas Intermediate crude oil prices.

     In addition, on April 7, 1997, the Company entered into a field diesel swap for 150,000 gallons per month for the month of April 1997, and August 1997 through March 1998, relating to expected future diesel needs. This swap obligates the Company to make or receive payments on the last day of each respective calendar month based on the difference between $0.5425 per gallon and the average of the daily settlement price per gallon for the respective calendar month Platt's Gulf Coast Pipeline mean high sulfur 2 oil contract.

4.   INVESTMENT IN OIL AND GAS PROPERTIES

     On January 3, 1997, the Company completed the sale of its interest in the South Marsh Island 269 field, located in federal waters offshore Louisiana. The Company realized proceeds of $37.2 million from the sale. The Company owned a non-operated working interest of approximately 20% in three blocks in the field. No gain or loss was recognized on the sale.

     On March 7, 1997, the Company completed an acquisition of certain interests in various state leases in the Main Pass Block 69 Field, offshore Plaquemines Parish, Louisiana for a net purchase price of $55.9 million (the "Main Pass Acquisition"). The acquisition include interests in 27 producing wells located on 5,898 gross acres situated contiguous to the Company's pre-existing Main Pass 69 holdings. Following the acquisition, the Company owns a 100% working interest in the 27 wells.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1997

The following table reflects certain information with respect to the Company's oil and gas operations.

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                   -------------------------
                                                      1996          1997
                                                   -----------   -----------
                                                     (DOLLARS IN THOUSANDS,
                                                    EXCEPT PER UNIT AMOUNTS)
          SALES VOLUMES
            Oil (MBbls)                                  1,558         2,032
            Gas (MMcf)                                   3,310         6,755
            Oil and Gas (MBOE)                           2,110         3,158

          REVENUES/1/
            Total Oil Revenues                       $  30,005     $  44,694
            Total Gas Revenues                          10,672        20,196

          AVERAGE SALES PRICES/1/
            Oil (per Bbl)                            $   19.25     $   21.99
            Gas (per Mcf)                                 3.22          2.99
            Per BOE                                      19.28         20.55

          Severance Taxes                            $   2,886     $   2,672
          Lease Operating Expenses                       8,446        12,711
          Lease Operating Expenses per BOE           $    4.00     $    4.02

_________________
(1) Excludes results of hedging activities which decreased revenue recognized in the three months ended March 31, 1996 and 1997, by $3.9 million and $.6 million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $18.71 and $21.69 in the three months ended March 31, 1996 and 1997, respectively. The average gas price per Mcf received was $2.31 in the three months ended March 31, 1996. The Company did not enter into any gas hedges in the three months ended March 31, 1997. Also excluded are revenues relating to plant processing of less than $.1 million for the three months ended March 31, 1996, and $.2 million for the three months ended March 31, 1997.

REVENUES. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three months ending March 31, 1997 and the comparable period in 1996:

                                                         FIRST QUARTER 1997
                                                             COMPARED TO
                                                         FIRST QUARTER 1996
                                                         ------------------
          Increase (decrease) in oil and gas revenues
            resulting from differences in:
              Crude oil and condensate-
                Price                                        $  5,565
                Production                                      9,124
                                                             --------
                                                               14,689
              Natural gas-
                Price                                          (1,580)
                Production                                     11,105
                                                             --------
                                                                9,525
                                                             --------
              Hedging and other, net                            3,434
                                                             --------
          Increase in oil and gas revenues                   $ 27,648
                                                             ========

The Company's total revenues increased approximately $27.6 million, or 75%, to $64.5 million for the three months ended March 31, 1997, from $36.8 million for the comparable period in 1996. Production levels for the three months ended March 31, 1997, increased 50% to 3,158 MBOE from 2,110 MBOE for the comparable period in 1996. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the three months ended March 31, 1997 were $21.99 per Bbl and $2.99 per Mcf versus $19.25 per Bbl and $3.22 per Mcf in the prior period. Revenues increased by $20.2 million due to the aforementioned production increases and by $4.0 million as a result of increased oil and gas prices. The increases for the three months ended March 31, 1997, included additional production of 576 MBOE and related revenues of $11.6 million associated with the acquisition of certain interests in certain oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana (the "Central Gulf Properties") on September 26, 1996. For the three months ended March 31, 1997, the Company's total revenues were further affected by a $3.3 million increase relating to hedging activities. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters - Energy Swap Agreements." The Company's average sales prices (including hedging activities) for oil for the three months ended March 31, 1997, were $21.69 per Bbl versus $18.71 per Bbl in the prior year period. The average sales price (including hedging activities) for gas for the three months ended March 31, 1996, was $2.31 per Mcf. No gas volumes were hedged in the three months ended March 31, 1997.

LEASE OPERATING EXPENSES. On a BOE basis, lease operating expenses remained relatively unchanged at $4.02 per BOE for the three months ended March 31, 1997 from $4.00 per BOE in the comparable 1996 period. For the three months ended March 31, 1997, lease operating expenses were $12.7 million, as compared to $8.4 million in the comparable 1996 period. This increase partially results from fluctuations in operating expenses associated with increased production and an increase of approximately $3.2 million relating to lease operating expenses associated with the newly acquired Central Gulf Properties. In addition, workover expenses for the three months ended March 31, 1997, increased by $.6 million to $1.7 million, as compared to $1.1 million in the comparable 1996 period.

SEVERANCE TAXES. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 4.1% for the three months ended March 31, 1997, from 7.1% in the comparable period in 1996. The decrease was primarily due to increased production from new wells on federal leases, including wells located on the Central Gulf Properties, and from state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

GENERAL AND ADMINISTRATIVE EXPENSES. For the three months ended March 31, 1997, general and administrative expenses were $4.4 million as compared to $3.3 million in the comparable 1996 period. This increase is primarily due to costs associated with increased corporate staffing associated with both an increase in drilling activities and the Company's acquisition of the Central Gulf Properties and an increase in franchise taxes, partially offset in the 1997 period by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties.

DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE. For the three months ended March 31, 1997, depreciation, depletion and amortization ("DD&A") expense was $22.9 million as compared to $14.4 million in the comparable 1996 period. On a BOE basis, DD&A for the three months ended March 31, 1997, was $7.25 per BOE as compared to $6.80 per BOE for the three months ended March 31, 1996. This variance can primarily be attributed to (i) the Company's increased production and related current and future capital costs from the 1996 and 1997 drilling programs and (ii) the Company's purchase of the Central Gulf Properties, partially offset by the increase to proved reserves resulting from such drilling programs and the acquisition.

INTEREST EXPENSE. For the three months ended March 31, 1997, interest expense increased to $6.5 million from interest expense of $4.5 million in the comparable 1996 period. This increase in interest expense can primarily be attributed to interest expense of approximately $3.9 million in the three months ended March 31, 1997, relating to the issuance of $160,000,000 of 9 3/4% Senior Subordinated Notes due 2006 (the "Senior Subordinated Notes") on September 26, 1996, partially offset by increases in the amount of interest capitalized in the 1997 period, resulting from an increase in the Company's unevaluated assets, including additional seismic data and acreage.

INCOME TAX EXPENSE. For the three months ended March 31, 1997, the Company recorded income tax expense of $6.0 million, as compared to $1.2 million in the 1996 period.

NET INCOME. Due to the factors described above, net income increased to $9.9 million for the three months ended March 31, 1997, from $1.9 million for the comparable period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 1996 and 1997:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           1996      1997
                                                         --------  --------
                                                           (IN THOUSANDS)

  Net cash provided by operating activities              $ 19,790  $ 50,493
  Net cash used in investing activities                   (14,437)  (73,156)
  Net cash provided by financing activities                17,060    17,244

For the three months ended March 31, 1997, net cash provided by operating activities increased by $30.7 million. This increase relates primarily to increased revenues, partially offset by increases in lease operating expenses and general and administrative expenses. In addition, timing differences on certain receivable and payable balances affect cash provided by operating activities at any period end.

Cash used in investing activities during the three months ended March 31, 1997, increased to $73.2 million as compared to $14.4 million in the comparable 1996 period. This increase is primarily a result of the Company's Main Pass Acquisition for a net purchase price of approximately $55.9 million, as well as increased drilling activity in the 1997 period, partially offset by the sale of the Company's interest in the South Marsh Island 269 field which generated cash of $33.5 million in the 1997 period.

Financing activities during the three months ended March 31, 1997, generated cash of $17.2 million, as compared to $17.1 million in the comparable 1996 period. The increase in cash during the 1997 period was primarily a result of a $17.0 million increase in net borrowings on the Company's $150 million amended and restated senior revolving bank credit facility dated March 27, 1997 (the "Revolving Credit Facility"). The cash generated in the comparable 1996 period was the result of the issuance of 4.5 million shares of common stock at $14.75 per share on March 19, 1996, of which the Company's net proceeds were approximately $62.2 million, partially offset by the repayment of debt in the 1996 period totaling $48.4 million.

CAPITAL REQUIREMENTS. The Company's expenditures for property acquisition, exploration and development for the three months ended March 31, 1996 and 1997, were as follows:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                         ------------------
                                                           1996      1997
                                                         --------  --------
                                                           (IN THOUSANDS)


  Property acquisition costs of evaluated properties     $     -   $ 50,639
  Property acquisition costs of unevaluated properties     1,082      8,942
  Exploration costs (drilling and completion)              5,269     11,521
  Development costs (drilling and completion)             10,878     27,834
  Abandonment costs                                          140        134
  Geological and geophysical costs                           422      8,637
  Capitalized interest and general and
    administrative costs                                   1,245      3,222
  Other capital costs                                      2,516      7,476
                                                        --------   --------
                                                        $ 21,552   $118,405
                                                        ========   ========

A primary component of the Company's strategy is to continue its exploration and development activities. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations and borrowings under the Revolving Credit Facility. During the three months ended March 31, 1997, the Company spent $39.4 million on exploration and development drilling and $8.6 million on 3-D seismic surveys and other geological and geophysical costs. Included in property acquisition costs in the three months ended March 31, 1997 is the $55.9 million net purchase price of the Main Pass Acquisition. Of the total net purchase price for the Main

Pass Acquisition, approximately $50.5 million was allocated to evaluated properties and $5.4 million was allocated to unevaluated properties. Included in other capital costs for the three months ended March 31, 1997, is $6.9 million, which relates primarily to capital costs incurred to install and upgrade production facilities and flowlines. The Company is also a party to two escrow agreements which provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to East Bay, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40 million, unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to Main Pass 69, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7,500,000. As of March 31, 1997, the escrow balances totaled $6.9 million.

In addition to developing its existing reserves, the Company will continue to attempt to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and gas properties. In order to finance any such possible future acquisitions, the Company may seek to obtain additional debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, including the financial condition and performance of the Company, as well as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will acquire any additional producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be subject to the terms of the Indentures (as defined herein).

The Company had budgeted $200 million for 1997 drilling activities and an additional $50 million for other direct capital expenditures including lease acquisitions and seismic purchases. In addition, on March 7, 1997, the Company completed the Main Pass Acquisition for a net purchase price of $55.9 million. The Company's other primary capital requirements for the remainder of 1997 will be for the payment of interest of approximately $16.9 million on its $125,000,000 of 13 1/2% Senior Notes due 2004 (the "Senior Notes"), interest of $15.6 million on its Senior Subordinated Notes and interest on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its current debt service obligations with operating cash flow.

LIQUIDITY. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented with existing cash balances and if necessary, borrowings under the Revolving Credit Facility. The Company expects that its cash flow from operations, existing cash balances and availability under the Revolving Credit Facility will be adequate to execute the remainder of its 1997 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations, existing cash balances and availability under the Revolving Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

The Revolving Credit Facility currently has a borrowing base of $100 million. The lenders may redetermine the borrowing base at their option once within any 12-month period as well as on scheduled redetermination dates as outlined in the Revolving Credit Facility. The Revolving Credit Facility terminates on
March 27, 2000, unless the Company requests and is granted a one-year deferral of such termination.

Under the terms of the Revolving Credit Facility, the Company is required to comply with certain financial tests which may reduce the $100 million borrowing base. Currently, the Company does not believe that these financial tests will reduce the borrowing base. As of May 6, 1997, the Company's outstanding balance on its Revolving Credit Facility was $38.5 million, including letters of credit of $2.0 million primarily associated with bonding for future abandonment obligations. The Company had remaining availability of $61.5 million under the Revolving Credit Facility as of May 6, 1997.

EFFECTS OF LEVERAGE. The Company is highly leveraged with outstanding long-term debt of approximately $301.2 million as of March 31, 1997. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indentures require the Company to meet certain financial tests, and other restrictions which may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company is required to make semi-annual interest payments of approximately $8.4 million on its Senior Notes each June 1 and December 1 through the year 2004 and semi-annual interest payments of $7.8 million on it Senior Subordinated Notes each April 1 and October 1 through the year 2006. In addition, the Company is required to make quarterly interest payments on the Revolving Credit Facility based on outstanding borrowings for the quarterly period. The Company may also, at its discretion, make principal payments on the Revolving Credit Facility.

Pursuant to the indenture governing the Senior Notes (the "Senior Notes Indenture"), the Company may not incur any Indebtedness other than Permitted Indebtedness (as defined in the Senior Notes Indenture) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Notes Indenture) for the four full fiscal quarters preceding the proposed new Indebtedness is greater than 2.75 to 1.0 (3.0 to 1.0 if the indebtedness is incurred after December 1, 1997) after giving pro forma effect to the proposed new Indebtedness, the application of such Indebtedness and other significant transactions during the period. In addition, the Company's Adjusted Consolidated Net Tangible Assets (as defined in the Senior Notes Indenture) must be greater than 150% of Indebtedness after giving effect to the proposed new Indebtedness and related transactions. If the ratio of Adjusted Consolidated Net Tangible Assets to Indebtedness excluding Subordinated Indebtedness (as defined in the Senior Notes Indenture) falls below 110%, the Company may be required to buy back a portion of the Senior Notes. Pursuant to the indenture governing the Senior Subordinated Notes (the "Senior Subordinated Notes Indenture" and, together with the Senior Notes Indenture, the "Indentures"), the Company may not incur any Indebtedness other than Permitted Indebtedness (as defined in the Senior Subordinated Notes Indenture) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Senior Subordinated Notes Indenture) for the four full fiscal quarters preceding the proposed new Indebtedness is greater than 2.5 to 1.0 after giving pro forma effect to the proposed new Indebtedness, the application of the proceeds of such Indebtedness and other significant transactions during the period.

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

OTHER MATTERS

ENERGY SWAP AGREEMENTS. The Company hedges certain of its production through master swap agreements ("Swap Agreements"). The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of May 6, 1997, the fair market value of all contracts covered by the Swap Agreements was approximately $.1 million.

As of March 31, 1997, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                               AVERAGE
                   YEAR         MBbls           PRICE
                   ----         -----          -------
                   1997         1,425          $ 19.80
                   1998           300          $ 18.55
                   1999           300          $ 18.55
                   2000           300          $ 18.55
                                -----          -------
                                2,325          $ 19.31
                                =====          =======

The Company currently has no outstanding natural gas Swaps.

As of March 31, 1997, the Company's open forward position on its outstanding Costless Collars was as follows:

                                 CONTRACTED     CONTRACTED     CONTRACTED
                 EFFECTIVE         VOLUMES        FLOOR         CEILING
     YEAR     FROM    THROUGH      (MBbls)        PRICE          PRICE
     ----     ----    -------    ----------     ----------     ----------

     1997     April     June         600         $ 20.00        $ 24.25
     1997     April     June         300         $ 20.00        $ 25.20
     1997     April     June          75         $ 20.00        $ 24.90
     1997     July    September      900         $ 20.00        $ 24.40

On March 7, 1997, the Company entered into a basis swap for 9,000 barrels of oil per month for the period April, 1997, through July, 1997, with a fixed price of ($0.11) per barrel basis differential between the monthly calendar average of Platt's Louisiana Light Sweet and Platt's West Texas Intermediate crude oil prices.

In addition, on April 7, 1997, the Company entered into a field diesel swap for 150,000 gallons per month for the month of April 1997, and August 1997 through March 1998, relating to expected future diesel needs. This swap obligates the Company to make or receive payments on the last day of each respective calendar month based on the difference between a specified price of $0.5425 per gallon and the average of the daily settlement price per gallon for the respective calendar month Platt's Gulf Coast Pipeline mean high sulfur 2 oil contract.

As a result of hedging activity under the Swap Agreement, on a BOE basis, the Company estimates that approximately 26% of its estimated remaining 1997 production which is classified as proved reserves as of March 31, 1997, will not be subject to price fluctuation for 1997.

Currently, it is the Company's intention to commit no more than 50% of its total annual production on a BOE basis to such arrangements. Moreover, under the Revolving Credit Facility, the Company is prohibited from committing more than 80% of its production estimates for the next 24 months to such arrangements at any point in time. As the current swap agreements expire, the portion of the Company's oil and natural gas production which is subject to price fluctuations will increase significantly, unless the Company enters into additional hedging transactions.

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

GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position on its properties decreased from 2,059,954 Mcf at December 31, 1996, to 1,038,258 Mcf at
March 31, 1997. This decrease is primarily the result of the Company's Main Pass Acquisition. During the make-up period for the remaining imbalance, the Company's gas revenues will be adversely affected, minimized by an unjust enrichment clause contained in the gas balancing agreement. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

CERTAIN STATEMENTS IN THIS FORM 10-Q REGARDING FUTURE EXPECTATIONS AND PLANS FOR OIL AND GAS EXPLORATION, DEVELOPMENT, PRODUCTION AND ACQUISITIONS MAY BE REGARDED AS "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES LITIGATION REFORM ACT. THEY ARE SUBJECT TO VARIOUS RISKS, SUCH AS OPERATING HAZARDS, DRILLING RISKS, AND THE INHERENT UNCERTAINTIES IN INTERPRETING ENGINEERING DATA RELATING TO UNDERGROUND ACCUMULATIONS OF OIL AND GAS, AS WELL AS OTHER RISKS DISCUSSED IN DETAIL IN THE COMPANY'S SEC FILINGS, INCLUDING THE ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996. ACTUAL RESULTS MAY VARY MATERIALLY.

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

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          [A]  Exhibits

               10.1  Amended and Restated Credit Agreement among FRI Louisiana and certain lenders in the amount of $150,000,000, dated March 27, 1997
               10.2  First Amendment and Supplement to Mortgage, Assignment of
                       Production, Security Agreement and Financing Statement by FRI Louisiana, dated March 27, 1997
               10.3  Amended and Restated Guaranty Agreement by the Company in
                       favor of certain lenders dated March 27, 1997
               27.1  Financial Data Schedule

          [B]  Reports on Form 8-K

               None

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Signature                         Title                          Date
     ---------                         -----                          ----

/s/ James C. Flores      Chairman and Chief Executive Officer      May 15, 1997
______________________
James C. Flores


/s/ Robert L. Belk       Senior Vice President, Chief Financial    May 15, 1997
______________________   Officer and Director (Principal Financial
Robert L. Belk                   and Accounting Officer)