Form 10-Q
period 1997-06-30
OCEAN ENERGY INC
filed 1997-08-13
CIK 930550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


                          COMMISSION FILE NO. 0-25058


                               OCEAN ENERGY, INC.
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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



            19,702,010 shares of the registrant's Common Stock were
                       outstanding as of August 6, 1997.

                               OCEAN ENERGY, INC.

                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               (UNAUDITED)
                                                                                 JUNE 30,         DECEMBER 31,
                                                                                   1997             1996
                                                                               -------------    -------------
Current assets:
    Cash and cash equivalents                                                  $        --      $   5,758,978
    Joint interest receivables                                                     5,606,175        2,001,605
    Oil and gas sales receivables                                                 26,964,458       33,770,044
    Accounts receivable--other                                                     1,607,128        1,500,000
    Assets held for resale                                                              --         37,200,000
    Prepaid expenses                                                               1,678,046        1,213,143
    Other current assets                                                           3,300,280        2,414,803
                                                                               -------------    -------------
       Total current assets                                                       39,156,087       83,858,573
Oil and gas properties -- full cost method:
    Evaluated                                                                    641,886,520      464,485,367
    Less accumulated depreciation, depletion, and amortization                  (240,271,985)    (188,692,223)
                                                                               -------------    -------------
                                                                                 401,614,535      275,793,144
    Unevaluated properties excluded from amortization                            119,374,116       79,904,974

Other assets:
    Furniture and equipment, less accumulated depreciation of
       $3,864,729 and $2,772,983 at June 30, 1997 and
       December 31, 1996, respectively                                             4,477,904        4,286,773
    Restricted deposits                                                            7,391,682        6,323,515
    Deferred financing costs                                                      10,395,938       10,543,226
                                                                               -------------    -------------
    Total assets                                                               $ 582,410,262    $ 460,710,205
                                                                               =============    =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                   $  76,497,973    $  47,718,102
    Oil and gas sales payable                                                      6,147,233        7,830,415
    Accrued interest                                                               5,579,363        5,521,070
    Current notes payable                                                              9,046          127,154
    Deposit on assets held for resale                                                   --          3,720,000
                                                                               -------------    -------------
       Total current liabilities                                                  88,233,615       64,916,741

Long-term debt                                                                   357,185,997      284,141,999
Deferred hedge revenue                                                               325,393          400,000
Deferred tax liability                                                            13,959,897        6,098,144

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares, no shares issued or outstanding at June 30, 1997, and
       December 31,1996                                                                 --               --
    Common stock, $.01 par value; authorized 100,000,000 shares;
       issued and outstanding 19,701,344 shares and 19,640,656 shares
       shares at June 30, 1997, and December 31, 1996, respectively                  197,013          196,407
    Paid-in capital                                                               93,243,783       91,819,465
    Retained earnings                                                             29,264,564       13,137,449
                                                                               -------------    -------------
       Total stockholders' equity                                                122,705,360      105,153,321
                                                                               -------------    -------------
       Total liabilities and stockholders' equity                              $ 582,410,262    $ 460,710,205
                                                                               =============    =============

         The accompanying notes to financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     SIX MONTHS ENDED                 THREE MONTHS ENDED
                                                          JUNE 30,                         JUNE 30,
                                               ------------------------------   ------------------------------
                                                   1997             1996            1997             1996
                                               -------------    -------------   -------------    -------------
Oil and gas sales                              $ 130,068,669    $  69,082,019   $  65,591,996    $  32,253,162

Operating expenses:
    Lease operations                              27,213,286       16,522,030      14,502,582        8,076,347
    Severance taxes                                5,378,472        5,521,763       2,706,038        2,636,064
    Depreciation, depletion and amortization      51,579,763       28,973,040      28,684,468       14,622,792
                                               -------------    -------------   -------------    -------------
       Total operating expenses                   84,171,521       51,016,833      45,893,088       25,335,203
General and administrative expenses                8,596,487        6,025,000       4,241,346        2,767,275
Interest expense                                  13,303,415        8,188,026       6,843,231        3,676,268
Other expense (income)                              (684,529)           1,779        (177,603)        (256,144)
                                               -------------    -------------   -------------    -------------

Net income before income taxes                    24,681,775        3,850,381       8,791,934          730,560
Income tax expense                                 8,554,660        1,514,704       2,595,970          295,391
                                               -------------    -------------   -------------    -------------

Net income                                     $  16,127,115    $   2,335,677   $   6,195,964    $     435,169
                                               =============    =============   =============    =============


Earnings per common share:
           Primary                             $        0.77    $        0.13   $        0.30    $        0.02
           Fully diluted                                0.77             0.13            0.30             0.02


Weighted average common and common
    equivalent shares outstanding:
                 Primary                          20,895,285       18,333,437      20,900,292       20,465,996
                 Fully diluted                    20,897,654       18,673,211      20,909,340       20,655,394




         The accompanying notes to financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                             SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                      ------------------------------
                                                                          1997             1996
                                                                      -------------    -------------
Operating activities:
    Net income                                                        $  16,127,115    $   2,335,677
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization:
              Oil and gas properties                                     51,579,763       28,973,040
              Furniture and equipment                                     1,091,745          632,986
          Deferred hedge revenue                                            (74,607)        (637,166)
          Deferred tax expense                                            7,861,753        1,489,400

    Changes in operating assets and liabilities:
       Accrued interest                                                      58,293       (2,503,810)
       Receivables                                                        3,093,888       (2,976,896)
       Prepaid expenses                                                    (464,903)        (629,171)
       Other current assets                                                (885,477)        (945,326)
       Accounts payable and accrued liabilities                           6,853,367       (3,934,773)
       Oil and gas sales payable                                         (1,683,182)        (628,316)
                                                                      -------------    -------------
Net cash provided by operating activities                                83,557,755       21,175,645
                                                                      -------------    -------------

Investing activities:
    Additions to oil and gas properties and furniture and equipment    (196,226,668)     (39,771,812)
    Increase in restricted deposits                                      (1,068,167)      (1,010,653)
    Proceeds from sale of oil and gas properties                         33,480,000             --
                                                                      -------------    -------------
Net cash used in investing activities                                  (163,814,835)     (40,782,465)
                                                                      -------------    -------------

Financing activities:
    Sale of stock                                                         1,424,924       62,141,101
    Borrowings on notes payable                                         138,500,000       30,000,000
    Payments of notes payable                                           (65,618,108)     (72,231,443)
    Deferred financing costs                                                191,286          304,392
                                                                      -------------    -------------
Net cash provided by financing activities                                74,498,102       20,214,050
                                                                      -------------    -------------
Increase (decrease) in cash and cash equivalents                         (5,758,978)         607,230
Cash and cash equivalents, beginning of the period                        5,758,978          212,238
                                                                      -------------    -------------
Cash and cash equivalents, end of the period                          $        --      $     819,468
                                                                      =============    =============

Interest paid during the period                                       $  24,183,916    $  11,917,620
                                                                      =============    =============


         The accompanying notes to financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   GENERAL INFORMATION

     The consolidated financial statements included herein have been prepared by Ocean Energy, Inc. (the "Company") without audit and include all adjustments (of a normal and recurring nature) which are, in the opinion of management, necessary for the fair presentation of interim results which are not necessarily indicative of results for the entire year. Certain reclassifications have been made to conform financial statement presentation between periods. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's latest annual report.

2.   EARNINGS PER SHARE

     Earnings per share applicable to common stock are based on the weighted average number of shares of common stock outstanding for the periods, including common equivalent shares which reflect the effect of stock options, to the extent that they are dilutive, granted to certain employees and outside directors on various dates through June 30, 1997. As of June 30, 1997 and 1996, the Company had 2,510,181 and 1,865,735 stock options outstanding, respectively. The table below reflects the weighted average common, primary and fully diluted shares outstanding for the 1997 and 1996 periods.

                                                    SIX MONTHS ENDED          THREE MONTHS ENDED
                                                         JUNE 30,                 JUNE 30,
                                                 -----------------------   -----------------------
                                                    1997         1996         1997         1996
                                                 ----------   ----------   ----------   ----------
     Weighted average common shares
       outstanding                               19,654,704   17,620,538   19,668,545   19,552,994
     Primary common equivalent shares             1,240,581      712,899    1,231,747      913,002
                                                 ----------   ----------   ----------   ----------
     Weighted average common and primary
       common equivalent shares outstanding      20,895,285   18,333,437   20,900,292   20,465,996
     Additional fully diluted shares                  2,369      339,774        9,048      189,398
                                                 ----------   ----------   ----------   ----------
     Weighted average common and fully diluted
       common equivalent shares outstanding      20,897,654   18,673,211   20,909,340   20,655,394
                                                 ==========   ==========   ==========   ==========

     In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS 128 was $0.32 per share and $0.30 per share, respectively, for the three months ended June 30, 1997, and $0.02 per share and $0.02 per share, respectively, for the three months ended June 30, 1996. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS 128 was $0.82 per share and $0.77 per share, respectively, for the six months ended June 30, 1997, and $0.13 per share and $0.13 per share, respectively, for the six months ended June 30, 1996.

3.   HEDGING ACTIVITIES

     The Company engages in futures contracts with certain of its production through master swap agreements ("Swap Agreements"). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales.

                               OCEAN ENERGY, INC.

     The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes adjustments to oil and gas sales. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit in conjunction with it hedging activities. As of August 6, 1997, the Company's exposure under all contracts covered by the Swap Agreements was approximately $3.3 million.

     As of June 30, 1997, after giving effect to the additional oil Swaps that the Company entered into in July, 1997, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                                            AVERAGE
             YEAR                      MBBLS                 PRICE
             ----                      -----               -------
             1997                      1,500                $19.89
             1998                      3,600                $19.65
             1999                        300                $18.55
             2000                        300                $18.55
                                      ------                ------
             Total                     5,700                $19.60
                                       =====                ======

     The Company currently has no outstanding natural gas Swaps.

     As of June 30, 1997, the Company's open forward position on its outstanding Costless Collars was as follows:


                                 EFFECTIVE           CONTRACTED     CONTRACTED     CONTRACTED
                             -----------------         VOLUMES         FLOOR         CEILING
                YEAR         FROM      THROUGH         (MBBLS)         PRICE          PRICE
                ----         ----      -------         -------         -----          -----
                1997         July     September         900           $20.00         $24.40

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

                               OCEAN ENERGY, INC.

     On March 7, 1997, the Company completed an acquisition of certain interests in various state leases in the Main Pass Block 69 field, offshore Plaquemines Parish, Louisiana for a net purchase price of $55.9 million (the "Main Pass Acquisition"). The acquisition included interests in 27 producing wells located on 5,898 gross acres situated contiguous to the Company's pre-existing Main Pass 69 holdings. Following the acquisition, the Company owns a 100% working interest in the 27 wells.

5.   8 7/8% SENIOR SUBORDINATED NOTES OFFERING

     On July 2, 1997, the Company completed an offering of $200,000,000 of 8 7/8% Senior Subordinated Notes due 2007 (the "Notes") at a discount for proceeds of $199,660,000 (before offering costs). Interest will be payable semi-annually on January 15 and July 15 of each year commencing January 15, 1998. Proceeds to the Company were approximately $195.2 million, which were used primarily to finance the repurchase of the 13 1/2% Senior Notes (See Note 6) and to repay outstanding indebtedness under the Company's $150 million amended and restated senior revolving bank credit facility dated March 27, 1997 (the "Revolving Credit Facility"). The remainder of the proceeds will be used for general corporate and working capital purposes. On August 1, 1997, the Company filed a registration statement to register notes with the Securities and Exchange Commission which were identical to the Notes issued on July 2, 1997, in order to exchange these Notes for registered notes.

6.   REPURCHASE OF 13 1/2% SENIOR NOTES

     On July 22, 1997, the Company amended the Indenture governing the $125 million 13 1/2% Senior Notes due 2004 (the "13 1/2% Senior Notes"), removing the principal restrictive covenants and repurchased approximately 99.8% of the 13 1/2% Senior Notes for approximately $153.4 million. In the third quarter of 1997, the Company will recognize an after-tax extraordinary loss of approximately $19.3 million relating to the aforementioned repurchase.

7.   NEW ACCOUNTING STANDARDS

     In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and Statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. SFAS 130 and 131 are effective for 1998. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997

The following table reflects certain information with respect to the Company's oil and gas operations.

                                                   THREE MONTHS ENDED        SIX MONTHS ENDED
                                                        JUNE 30,                 JUNE 30,
                                                  ---------------------   ---------------------
                                                    1996        1997        1996        1997
                                                  ---------   ---------   ---------   ---------
                                                 (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
         SALES VOLUMES
             Oil (MBbls)                              1,450       2,318       3,008       4,350
             Gas (MMcf)                               3,705       9,763       7,016      16,517
             Oil and Gas (MBOE)                       2,068       3,945       4,178       7,103

         REVENUES (1)
             Total Oil Revenues                   $  29,556   $  43,226   $  59,561   $  87,919
             Total Gas Revenues                       9,360      22,336      20,032      42,532

         AVERAGE SALES PRICES (1)
             Oil (per Bbl)                        $   20.38   $   18.65   $   19.80   $   20.21
             Gas (per Mcf)                             2.53        2.29        2.86        2.57
             Per BOE                                  18.82       16.62       19.05       18.36

         Severance Taxes                          $   2,636   $   2,706   $   5,522   $   5,378
         Lease Operating Expenses                     8,076      14,503      16,522      27,213
         Lease Operating Expenses per BOE         $    3.91   $    3.68   $    3.95   $    3.83

-----------------

(1)Excludes the results of hedging activities which increased (decreased) revenue recognized in the three and six months ended June 30, 1996, by $(6.6) million and $(10.5) million, respectively, and increased (decreased) revenue recognized in the three and six months ended June 30, 1997, by $0.3 million and $(0.3) million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $17.08 and $17.92 in the three and six months ended June 30, 1996, respectively, and $18.76 and $20.13 in the three and six months ended June 30, 1997, respectively. The average gas price per Mcf received was $2.03 and $2.17 in the three and six months ended June 30, 1996, respectively. No gas volumes were hedged for the three and six months ended June 30, 1997. Also excluded are losses relating to plant processing of $0.1 million and $0.2 million for the three months ended June 30, 1996 and 1997, respectively. Losses relating to plant processing were less than $0.1 million for the six months ended June 30, 1996 and 1997.

   REVENUES. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and six months ending June 30, 1997 and the comparable periods in 1996:

                                                                  SECOND QUARTER 1997      SIX MONTHS 1997
                                                                    COMPARED TO               COMPARED TO
                                                                 SECOND QUARTER 1996       SIX MONTHS 1996
                                                                 --------------------    --------------------
         Increase (decrease) in oil and gas revenues resulting
              from differences in:
             Crude oil and condensate-
                Price                                                 $   (4,025)              $    1,789
                Production                                                17,694                   26,569
                                                                      ----------               ----------
                                                                          13,669                   28,358
             Natural gas-
                Price                                                     (2,326)                  (4,630)
                Production                                                15,301                   27,130
                                                                      ----------               ----------
                                                                          12,975                   22,500

             Plant processing and hedging, net                             6,694                   10,128
                                                                      ----------               ----------
         Increase in oil and gas revenues                             $   33,338               $   60,986
                                                                      ==========               ==========

The Company's total revenues increased approximately $33.3 million, or 103%, to $ 65.6 million for the three months ended June 30, 1997, from $32.3 million for the comparable period in 1996. Production levels for the three months ended June 30, 1997, increased 91% to 3,945 MBOE from 2,068 MBOE for the comparable period in 1996. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the three months ended June 30, 1997 were $18.65 per Bbl and $2.29 per Mcf versus $20.38 per Bbl and $2.53 per Mcf in the prior period. Revenues increased by $33.0 million due to the aforementioned production increases and decreased by $6.4 million as a result of decreased oil and gas prices. For the six months ended June 30, 1997, the Company's total revenues increased approximately $61.0 million, or 88%, to $130.1, from $69.1 million for the comparable period of 1996. Production levels for the six months ended June 30, 1997, increased 70%, to 7,103 MBOE from 4,178 MBOE for the comparable period in 1996. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the six months ended June 30, 1997, were $20.21 per Bbl and $2.57 per Mcf versus $19.80 per Bbl and $2.86 per Mcf in the 1996 period. Revenues increased by $53.7 million due to the aforementioned production increases and decreased by $2.8 million as a result of decreased oil and gas prices. The increases for the three and six months ended June 30, 1997, included additional production of 1,323 MBOE and 1,899 MBOE and related revenues of $22.1 million and $33.6 million associated with the acquisition of certain interests in certain oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana (the "Central Gulf Properties") on September 26, 1996.

For the three and six months ended June 30, 1997, the Company's total revenues were further affected by increases of $6.9 million and $10.1 million over the comparable prior year periods, respectively, relating to hedging activities. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters - Energy Swap Agreements." The Company's average sales prices (including hedging activities) for oil for the three and six months ended June 30, 1997, were $18.76 per Bbl and $20.13 per Bbl versus $
17.08 per Bbl and $17.92 per Bbl in the prior year periods. The average sales price (including hedging activities) for gas for the three and six months ended June 30, 1996, was $2.03 per Mcf and $2.17 per Mcf. No gas volumes were hedged in the three or the six months ended June 30, 1997.

LEASE OPERATING EXPENSES. On a BOE basis, lease operating expenses decreased to $3.68 per BOE for the three months ended June 30, 1997, from $3.91 per BOE in the comparable 1996 period. Lease operating expenses decreased to $3.83 per BOE for the six months ended June 30, 1997, from $3.95 per BOE in the comparable 1996 period. For the three months ended June 30, 1997, lease operating expenses were $14.5 million as compared to $8.1 million in the 1996 period. For the six months ended June 30, 1997, lease operating expenses were $27.2 million, as compared to $16.5 million in the 1996 period. The increases in both of these periods partially result from fluctuations in operating expenses associated with increased production and increases of approximately $3.5 million and $6.9 million in the three and six months ended June 30, 1997, respectively, relating to lease operating expenses associated with the acquired Central Gulf Properties. In addition, workover expenses for the three and six months ended June 30, 1997, were $1.2 million and $2.9 million, respectively, as compared to $.1 million and $1.3 million, respectively, for the three and six months ended June 30, 1996.

SEVERANCE TAXES. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 4.1% for both the three and six months ended June 30, 1997, from 6.8% and 6.9% in the three and six months ended June 30, 1996, respectively. These decreases were primarily due to increased production from new wells on federal leases, including wells located on the Central Gulf Properties, and from state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses per BOE decreased to $1.08 per BOE and $1.21 per BOE for the three and six months ended June 30, 1997, respectively, from $1.34 per BOE and $1.44 per BOE in the comparable 1996 periods. For the three and six months ended June 30, 1997, general and administrative expenses were $4.2 million and $8.6 million, as compared to $2.8 million and $6.0 million in the comparable 1996 periods. The increases in both of these periods are primarily due to costs associated with increased corporate staffing associated with both an increase in drilling activities and the Company's acquisition of the Central Gulf Properties, an increase in franchise taxes due to the issuance of $160,000,000 of 9 3/4% Senior Subordinated Notes due December 1, 2004 (the "9 3/4% Senior Subordinated Notes") on September 26, 1996 and an increase in accrued bonuses in the 1997 periods. These increases were partially offset in the 1997 periods by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties.

DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE. For the three and six months ended June 30, 1997, depreciation, depletion and amortization ("DD&A") expense was $28.7 million and $51.6 million, as compared to $14.6 million and $29.0 million in the comparable 1996 periods. On a BOE basis, DD&A for the three and six months ended June 30, 1997, was $7.27 per BOE and $7.26 per BOE, respectively, as compared to $7.07 per BOE and $6.94 per BOE for the three and six months ended June 30, 1996, respectively. These variances can primarily be attributed to (i) the Company's increased production and related current and future capital costs from the 1996 and 1997 drilling programs and (ii) the Company's purchase of the Central Gulf Properties, partially offset by the increase to proved reserves resulting from such drilling programs and acquisitions.

INTEREST EXPENSE. For the three and six months ended June 30, 1997, interest expense increased to $6.8 million and $13.3 million, respectively, from interest expense of $3.7 and $8.2 million in the comparable 1996 periods. These increases in interest expense can primarily be attributed to interest expense of approximately $7.8 million in the six months ended June 30, 1997, relating to the issuance of the 9 3/4% Senior Subordinated Notes, partially offset by increases in the amount of interest capitalized in the 1997 periods, resulting from increases in the Company's unevaluated assets, including additional seismic data and acreage.

INCOME TAX EXPENSE. For the three and six months ended June 30, 1997, the Company recorded income tax expense of $2.6 million and $8.6 million, respectively, as compared to $0.3 million and $1.5 million in the comparable 1996 periods. Income tax expense for the three and six months ended June 30, 1997, was reduced by $0.7 million relating to a change in the Company's estimated deferred tax liability.

NET INCOME. Due to the factors described above, net income increased to $6.2 million and $16.1 million for the three and six months ended June 30, 1997, respectively, from $ 0.4 million and $2.3 million for the comparable periods in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1996 and 1997:

                                                              SIX MONTHS ENDED
                                                                 JUNE 30,
                                                          ----------------------
                                                             1996         1997
                                                          ---------    ---------
                                                              (IN THOUSANDS)
         Net cash provided by operating activities        $  21,176    $  83,558
         Net cash used in investing activities              (40,782)    (163,815)
         Net cash provided by financing activities           20,214       74,498

For the six months ended June 30, 1997, net cash provided by operating activities increased by $62.4 million. This increase relates primarily to increased revenues, partially offset by increases in lease operating expenses, general and administrative expenses and interest expense. In addition, timing differences on certain receivable and payable balances affect cash provided by operating activities at any period end.

Cash used in investing activities during the six months ended June 30, 1997, increased to $163.8 million as compared to $40.8 million in the comparable 1996 period. This increase is primarily a result of the Company's acquisition of certain interests in various state leases in the Main Pass Block 69 field on March 7, 1997, for a net purchase price of approximately $55.9 million (the "Main Pass Acquisition"), as well as increased drilling activity and increased seismic and leasehold purchases in the 1997 period, partially offset by the sale of the Company's interest in the South Marsh Island 269 field which generated cash of $33.5 million in the 1997 period.

Financing activities during the six months ended June 30, 1997, generated cash of $74.5 million, as compared to $20.2 million in the comparable 1996 period. The increase in cash during the 1997 period was primarily a result of a $73.0 million increase in net borrowings on the Company's $150 million amended and restated senior revolving bank credit facility dated March 27, 1997 (the "Revolving Credit Facility"). The cash generated in the comparable 1996 period was the result of the issuance of 4.5 million shares of common stock at $14.75 per share on March 19, 1996, which yielded net proceeds to the Company of approximately $62.2 million, partially offset by the (i) net payment of $29.2 million on the Company's Revolving Credit Facility and (ii) the repayment a $13.0 million note to Shell Offshore, Inc. in the 1996 period.

CAPITAL REQUIREMENTS. The Company's expenditures for property acquisition, exploration and development for the six months ended June 30, 1996 and 1997, were as follows:

                                                                        SIX MONTHS ENDED
                                                                          JUNE 30,
                                                                     -------------------
                                                                       1996       1997
                                                                     --------   --------
                                                                        (IN THOUSANDS)
         Property acquisition costs of evaluated properties          $     39   $ 50,657
         Property acquisition costs of unevaluated properties           3,069     29,038
         Exploration costs (drilling and completion)                   16,029     28,843
         Development costs (drilling and completion)                   31,113     65,955
         Abandonment costs                                                154        344
         Geological and geophysical costs                               3,779     16,633
         Capitalized interest and general and administrative costs      2,699      7,664
         Other capital costs                                            7,889     17,736
                                                                     --------   --------
                                                                     $ 64,771   $216,870
                                                                     ========   ========

A primary component of the Company's strategy is to continue its exploration and development activities. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations and borrowings under the Revolving Credit Facility. During the six months ended June 30, 1997, the Company spent $94.8 million on exploration and development drilling and $16.6 million on 3-D seismic surveys and other geological and geophysical costs. Included in property acquisition costs in the six months ended June 30, 1997, is the $55.9 million net purchase price of the Main Pass Acquisition. Of the total net purchase price for the Main Pass Acquisition, approximately $50.5 million was allocated to evaluated properties and $5.4 million was allocated to unevaluated properties. Included in other capital costs for the six months ended June 30, 1997, is $16.9 million, which relates primarily to capital costs incurred to install and upgrade production facilities and flowlines. The Company is also a party to two escrow agreements which provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to East Bay, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40 million, unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to Main Pass 69, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7,500,000. As of June 30, 1997, the escrow balances totaled $7.4 million.

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

The Company has budgeted $240.0 million for 1997 drilling activities and an additional $64.1 million for other direct capital expenditures including lease acquisitions and seismic purchases. In addition, on March 7, 1997, the Company completed the Main Pass Acquisition for a net purchase price of $55.9 million. The Company's other primary capital requirements for the remainder of 1997 and early 1998 will be for the payment of interest of approximately of $7.8 million on its 9 3/4% Senior Subordinated Notes, interest of approximately $8.9 million on its $200,000,000 of 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Senior Subordinated Notes") and interest on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its current debt service obligations with operating cash flow.

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

The Revolving Credit Facility currently has a borrowing base of $150 million. The lenders may redetermine the borrowing base at their option once within any 12-month period as well as on scheduled redetermination dates as outlined in the Revolving Credit Facility. The Revolving Credit Facility terminates on March 27, 2000, unless the Company requests and is granted a one-year deferral of such termination.

Under the terms of the Revolving Credit Facility, the Company is required to comply with certain financial tests, which may reduce the $150 million borrowing base. Currently, the Company does not believe that these financial tests will reduce the borrowing base. As of August 6, 1997, the Company's outstanding balance on its Revolving Credit Facility was $69.0 million, including letters of credit of $2.0 million primarily associated with bonding for future abandonment obligations. The Company had remaining availability of $81.0 million under the Revolving Credit Facility as of August 6, 1997.

EFFECTS OF LEVERAGE. The Company is highly leveraged with outstanding long-term debt of approximately $357.2 million as of June 30, 1997. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indentures (as defined herein) require the Company to meet certain financial tests, and other restrictions which may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company is required to make semi-annual interest payments of $7.8 million on its 9 3/4% Senior Subordinated Notes each April 1 and October 1 through the year 2006 and semi-annual interest payments of approximately $8.9 million on its 8 7/8% Senior Subordinated Notes each January 15 and July 15 through the year 2007, commencing January 15, 1998. In addition, the Company is required to make quarterly interest payments on the Revolving Credit Facility based on outstanding borrowings for the quarterly period. The Company may also, at its discretion, make principal payments on the Revolving Credit Facility.

Pursuant to the indenture governing the 9 3/4% Senior Subordinated Notes (together with the indenture governing the 8 7/8% Senior Subordinated Notes, the "Indentures"), the Company may not incur any Indebtedness other than Permitted Indebtedness (as defined in the Indentures) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indentures) for the four full fiscal quarters preceding the proposed new Indebtedness is greater than 2.5 to 1.0 after giving pro forma effect to the proposed new Indebtedness, the application of the proceeds of such Indebtedness and other significant transactions during the period.

In accordance with the terms of the Indentures, if the Company disposes of oil and gas assets, it must apply such proceeds to permanently pay down certain indebtedness or within a specified time from the date of the asset sale, purchase additional oil and gas assets. If proceeds not applied as indicated above exceed $15 million ($20 million with respect to the 8 7/8% Senior Subordinated Notes), the Company shall be required to offer to purchase outstanding 9 3/4% Senior Subordinated Notes and 8 7/8% Senior Subordinated Notes or other pari passu indebtedness in an amount equal to the unapplied proceeds.

The Company believes it is currently in compliance with all covenants contained in the Indentures and has been in compliance since the issuance of the 9 3/4% Senior Subordinated Notes and the 8 7/8% Senior Subordinated Notes, respectively.

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

OTHER MATTERS

       ENERGY SWAP AGREEMENTS. The Company engages in futures contracts with certain of its production through master swap agreements ("Swap Agreements"). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales.

         The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings ("Costless Collars"). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of August 6, 1997, the Company's exposure under all contracts covered by the Swap Agreements was approximately $3.3 million.

As of June 30, 1997, after giving effect to the additional oil Swaps that the Company entered into in July, 1997, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                                            AVERAGE
             YEAR                      MBBLS                 PRICE
             ----                      -----               -------
             1997                      1,500                $19.89
             1998                      3,600                $19.65
             1999                        300                $18.55
             2000                        300                $18.55
                                      ------                ------
                                       5,700                $19.60
                                       =====                ======

The Company currently has no outstanding natural gas Swaps.

As of June 30, 1997, the Company's open forward position on its outstanding Costless Collars was as follows:


                                 EFFECTIVE           CONTRACTED     CONTRACTED     CONTRACTED
                             -----------------         VOLUMES         FLOOR         CEILING
                YEAR         FROM      THROUGH         (MBBLS)         PRICE          PRICE
                ----         ----      -------         -------         -----          -----

                1997         July     September            900        $20.00         $24.40

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

As a result of hedging activity under the Swap Agreements, on a BOE basis, the Company estimates that approximately 26% of its estimated remaining 1997 production that is classified as proved reserves as of June 30, 1997, will not be subject to price fluctuation for 1997.

Currently, it is the Company's intention to commit no more than 50% of its total annual production on a BOE basis to such arrangements. Moreover, under the Revolving Credit Facility, the Company is prohibited from committing more than 80% of its production estimates for the next 24 months to such arrangements at any point in time. As the current swap agreements expire, the portion of the Company's oil and natural gas production that is subject to price fluctuations will increase significantly, unless the Company enters into additional hedging transactions.

Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. While the price the Company receives for its oil and natural gas production has significant financial impact on the Company, no prediction can be made as to what price the Company will receive for its oil and natural gas production in the future.

GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position on its properties decreased from 2,059,954 Mcf at December 31, 1996, to 950,278 Mcf at June 30, 1997. This decrease is primarily the result of the Company's Main Pass Acquisition. During the make-up period for the remaining imbalance, the Company's gas revenues will be adversely affected. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

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

                               OCEAN ENERGY, INC.

                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company held its annual meeting of stockholders in Baton Rouge, Louisiana on June 17, 1997. The following sets forth matters submitted to a vote of the stockholders:

         [A] The following individuals were elected to the Board of Directors as stated in the Company's Proxy Statement dated May 13, 1997, for terms expiring at the 2000 annual stockholders' meeting or until their successors have been elected and qualified - Class II
              Directors: William W. Rucks, IV and Milton J. Womack.

              Every Director was elected by a vote of 17,223,282 shares, being more than a majority of the Common Stock of the Company, and 38,462 shares withheld.

         [B] The stockholders ratified the appointment of Arthur Andersen, LLP to audit the financial statements of the Company and its subsidiaries for the year 1997, by a vote of 17,270,849 shares, being more than a majority of the Common Stock of the Common Stock of the Company, with 965 shares voted against, and 1,300 shares abstained.

         [C] The stockholders ratified and approved the Flores & Rucks, Inc. 1996 Long-Term Incentive Plan, by a vote of 13,189,144 shares, being more than a majority of the Common Stock of the Company, with 3,141,315 shares voted against, and 10,331 shares abstained.

         [D] The stockholders approved the amendment of the certificate of incorporation to change the name of the Company to "Ocean Energy, Inc." by a vote of 17,234,149 shares, being more than a majority of the Common Stock of the Company, with 33,645 shares voted against, and 4,850 shares abstained.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         [A]   Exhibits

               3.1 Amendment to the Certificate of Incorporation of the Company dated June 17, 1997

               27.1  Financial Data Schedule

         [B]   Reports on Form 8-K

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             OCEAN ENERGY, INC.


               By: /s/  James C. Flores                          August 12, 1997
                   ------------------------------------------
                   James C. Flores
                   Chairman of the Board of Directors,
                   President and Chief Executive Officer


                   /s/  Robert L. Belk                           August 12, 1997
                   ------------------------------------------
                   Robert L. Belk
                   Executive Vice President, Chief Financial
                   Officer, Treasurer and Director (Principal
                   Accounting Officer)

                                 EXHIBIT INDEX

       EXHIBIT
        INDEX            DESCRIPTION
        -----            -----------
         3.1         Amendment to the Certificate of Incorporation of the
                     Company dated June 17, 1997

         27.1        Financial Data Schedule