Form 10-Q
period 1997-09-30
OCEAN ENERGY INC
filed 1997-11-12
CIK 930550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                    FORM 10-Q



         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



         19,710,108 shares of the registrant's Common Stock were outstanding as of November 3, 1997.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                                                  (UNAUDITED)
                                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                                     1997                1996
                                                                                --------------      --------------
Current assets:
    Cash and cash equivalents                                                    $   7,053,437      $   5,758,978
    Joint interest receivables                                                       8,572,028          2,001,605
    Oil and gas sales receivables                                                   35,966,008         33,770,044
    Accounts receivable--other                                                       1,607,128          1,500,000
    Assets held for resale                                                                --           37,200,000
    Prepaid expenses                                                                   846,613          1,213,143
    Other current assets                                                             4,486,343          2,414,803
                                                                                 -------------      -------------
       Total current assets                                                         58,531,557         83,858,573
Oil and gas properties -- full cost method:
    Evaluated                                                                      735,314,377        464,485,367
    Less accumulated depreciation, depletion, and amortization                    (272,618,395)      (188,692,223)
                                                                                 -------------      -------------
                                                                                   462,695,982        275,793,144
    Unevaluated properties excluded from amortization                              149,825,472         79,904,974

Other assets:
    Furniture and equipment, less accumulated depreciation of
       $4,496,613 and $2,772,983 at September 30, 1997 and
       December 31, 1996, respectively                                               5,492,797          4,286,773
    Restricted deposits                                                              7,955,599          6,323,515
    Deferred financing costs                                                        10,474,003         10,543,226
                                                                                 -------------      -------------
    Total assets                                                                 $ 694,975,410      $ 460,710,205
                                                                                 =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                     $  91,195,997      $  47,718,102
    Oil and gas sales payable                                                        7,154,725          7,830,415
    Accrued interest                                                                12,612,331          5,521,070
    Current notes payable                                                                 --              127,154
    Deposit on assets held for resale                                                     --            3,720,000
                                                                                 -------------      -------------
       Total current liabilities                                                   110,963,053         64,916,741

Long-term debt                                                                     464,121,495        284,141,999
Deferred hedge revenue                                                                 300,000            400,000
Deferred tax liability                                                               7,547,042          6,098,144

Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10,000,000 shares, no shares issued or outstanding at September 30, 1997, and
       December 31,1996                                                                   --                 --
    Common stock, $.01 par value; authorized 100,000,000 shares;
       issued and outstanding 19,702,010 shares and 19,640,656 shares
       at September 30, 1997 and December 31, 1996, respectively                       197,020            196,407
    Paid-in capital                                                                 93,258,324         91,819,465
    Retained earnings                                                               18,588,476         13,137,449
                                                                                 -------------      -------------
       Total stockholders' equity                                                  112,043,820        105,153,321
                                                                                 -------------      -------------
       Total liabilities and stockholders' equity                                $ 694,975,410      $ 460,710,205
                                                                                 =============      =============

         The accompanying notes to financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                       NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                          SEPTEMBER 30,                          SEPTEMBER 30,
                                                ---------------------------------      --------------------------------
                                                    1997                1996               1997                1996
                                                --------------      -------------      ------------       -------------

Oil and gas sales                                $ 204,396,286      $ 116,671,049      $  74,327,617      $  47,589,030

Operating expenses:
    Lease operations                                40,477,049         24,930,765         13,263,763          8,408,735
    Severance taxes                                  8,060,697          8,710,408          2,682,225          3,188,645
    Depreciation, depletion and amortization        83,926,173         48,477,198         32,346,410         19,504,158
                                                 -------------      -------------      -------------      -------------
       Total operating expenses                    132,463,919         82,118,371         48,292,398         31,101,538
General and administrative expenses                 13,321,319          9,946,556          4,724,832          3,921,556
Interest expense                                    21,236,286         12,028,892          7,932,871          3,840,866
Other income                                        (1,107,994)          (173,027)          (423,465)          (174,804)
                                                 -------------      -------------      -------------      -------------

Income before taxes and extraordinary item          38,482,756         12,750,257         13,800,981          8,899,874
Income tax expense                                  13,730,716          5,051,264          5,176,056          3,536,560
                                                 -------------      -------------      -------------      -------------
Income before extraordinary item                    24,752,040          7,698,993          8,624,925          5,363,314
                                                 -------------      -------------      -------------      -------------
Extraordinary loss on early extinguishment
       of debt, net of taxes                        19,301,013               --           19,301,013               --
                                                 -------------      -------------      -------------      -------------

Net income (loss)                                $   5,451,027      $   7,698,993      $ (10,676,088)     $   5,363,314
                                                 =============      =============      =============      =============


Earnings (loss) per common share:
           Primary
              Before extraordinary item          $        1.18      $        0.40      $        0.41      $        0.26
              Extraordinary item                         (0.92)              --                (0.92)              --
                                                 -------------      -------------      -------------      -------------
           Net income                            $        0.26      $        0.40      $       (0.51)     $        0.26

           Fully diluted
              Before extraordinary item          $        1.17      $        0.40      $        0.40      $        0.26
              Extraordinary item                         (0.91)              --                (0.90)              --
                                                 -------------      -------------      -------------      -------------
           Net income                            $        0.26      $        0.40      $       (0.50)     $        0.26


Weighted average common and common
    equivalent shares outstanding:
           Primary                                  20,954,384         19,172,901         21,072,063         20,706,058
           Fully diluted                            21,206,529         19,414,173         21,328,916         20,768,886



         The accompanying notes to financial statements are an integral part of these statements.

                                                             .

                               OCEAN ENERGY, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        --------------------------------
                                                                             1997               1996
                                                                        -------------      -------------
Operating activities:
    Net income (loss)                                                   $   5,451,027      $   7,698,993
    Adjustments to reconcile net income to net
       cash provided by operating activities:
          Depreciation, depletion and amortization:
              Oil and gas properties                                       83,926,173         48,477,198
              Furniture and equipment                                       1,723,629          1,024,862
          Deferred hedge revenue                                             (100,000)          (352,750)
          Deferred tax expense                                              1,448,898          4,915,853

    Changes in operating assets and liabilities:
       Accrued interest                                                     7,091,261          2,190,117
       Receivables                                                         (8,873,515)        (5,453,805)
       Prepaid expenses                                                       366,530           (419,185)
       Other current assets                                                (2,071,539)          (421,752)
       Accounts payable and accrued liabilities                            22,542,484          1,695,917
       Oil and gas sales payable                                             (675,690)          (261,752)
                                                                        -------------      -------------
Net cash provided by operating activities                                 110,829,258         59,093,696
                                                                        -------------      -------------

Investing activities:
    Additions to oil and gas properties and furniture and equipment      (322,743,754)      (209,829,151)
    Increase in restricted deposits                                        (1,632,084)        (1,551,499)
    Proceeds from sale of oil and gas properties                           33,480,000               --
                                                                        -------------      -------------
Net cash used in investing activities                                    (290,895,838)      (211,380,650)
                                                                        -------------      -------------

Financing activities:
    Sale of stock                                                           1,439,472         62,348,705
    Borrowings on notes payable                                           479,160,000        231,620,000
    Payments of notes payable                                            (299,382,154)      (117,747,726)
    Deferred financing costs                                                  143,719         (5,163,369)
                                                                        -------------      -------------
Net cash provided by financing activities                                 181,361,037        171,057,610
                                                                        -------------      -------------
Increase in cash and cash equivalents                                       1,294,459         18,770,656
Cash and cash equivalents, beginning of the period                          5,758,978            212,238
                                                                        -------------      -------------
Cash and cash equivalents, end of the period                            $   7,053,437      $  18,982,894
                                                                        =============      =============

Interest paid during the period                                         $  35,402,120      $  12,056,670
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

2.   EARNINGS PER SHARE

     Earnings per share applicable to common stock are based on the weighted average number of shares of common stock outstanding for the periods, including common equivalent shares which reflect the effect of stock options, to the extent that they are dilutive, granted to certain employees and outside directors on various dates through September 30, 1997. As of September 30, 1997 and 1996, the Company had 2,510,015 and 1,972,902 stock options outstanding, respectively. The table below reflects the weighted average common, primary and fully diluted shares outstanding for the 1997 and 1996 periods.

                                                       NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         SEPTEMBER 30,                  SEPTEMBER 30,
                                                   -------------------------     -------------------------
                                                      1997           1996           1997           1996
                                                   ----------     ----------     ----------     ----------
     Weighted average common shares
       outstanding                                 19,670,610     18,270,707     19,701,901     19,556,911
     Primary common equivalent shares               1,283,774        902,194      1,370,162      1,149,147
                                                   ----------     ----------     ----------     ----------
     Weighted average common and primary
       common equivalent shares outstanding        20,954,384     19,172,901     21,072,063     20,706,058
     Additional fully diluted shares                  252,145        241,272        256,853         62,828
                                                   ----------     ----------     ----------     ----------
     Weighted average common and fully diluted
       common equivalent shares outstanding        21,206,529     19,414,173     21,328,916     20,768,886
                                                   ==========     ==========     ==========     ==========

    In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS 128 after the extraordinary charge was $(0.54) per share and $(0.51) per share, respectively, for the three months ended September 30, 1997, and $0.27 per share and $0.26 per share, respectively, for the three months ended September 30, 1996. Pro forma EPS and EPS assuming dilution calculated in accordance with SFAS 128 after the extraordinary charge was $0.28 per share and $0.26 per share, respectively, for the nine months ended September 30, 1997, and $0.42 per share and $0.40 per share, respectively, for the nine months ended September 30, 1996.

3.   HEDGING ACTIVITIES

     The Company engages in futures contracts with a portion of its production through master swap agreements ("Swap Agreements"). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales.

                               OCEAN ENERGY, INC.

     The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit in conjunction with it hedging activities. As of November 3, 1997, the Company's exposure under all contracts covered by the Swap Agreements was approximately $4.0 million.

     As of September 30, 1997, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                                            AVERAGE
              YEAR                      MBBLS                PRICE
              ----                      -----               -------
              1997                        975                $19.93
              1998                      4,800                $19.80
              1999                        300                $18.55
              2000                        300                $18.55
                                        -----                ------
              Total                     6,375                $19.70
                                        =====                ======

     The Company currently has no outstanding natural gas Swaps.

     On March 7, 1997, the Company entered into a basis swap for 9,000 barrels of oil per month for the period April 1997, through July 1997, with a fixed price of $(0.11) per barrel basis differential between the monthly calendar average of Platt's Louisiana Light Sweet and Platt's West Texas Intermediate crude oil prices.

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

     On October 15, 1997, the Company acquired certain oil and gas interests in various federal leases in the South Pass 61 and 65 fields (the "South Pass Properties") from Shell Offshore, Inc. ("SOI") and its affiliate for a gross purchase price of $60.8 million. The Company has acquired a 50% working interest in the fields and has become operator of the properties. The acquisition includes interests in 95 producing wells located on approximately 26,250 gross acres. Current estimated production from the newly acquired interests is approximately 3,500 barrels of oil equivalent per day net to the Company.

                               OCEAN ENERGY, INC.

     On October 15, 1997, the Company also entered into an exploratory Joint Venture Agreement with SOI which establishes an Area of Mutual Interest ("AMI") covering approximately 240 square miles located in coastal and offshore areas of Plaquemines Parish, Louisiana. Under the terms of the oil and gas exploration agreement, the Company and SOI have agreed to contribute existing leasehold, project inventory and proprietary 3-D seismic data within the AMI. The Company expects the venture to spud the initial exploratory well in 1998.

5.   RECENT OFFERINGS

     On July 2, 1997, the Company completed an offering of $200 million of 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Notes") at a discount for proceeds of approximately $199.7 million (before offering costs). Interest will be payable semi-annually on January 15 and July 15 of each year commencing January 15, 1998. Proceeds to the Company were approximately $195.2 million, which were used primarily to finance the purchase of the 13 1/2% Notes (See Note 6) and to repay outstanding indebtedness under the Company's $250 million amended and restated senior revolving bank credit facility dated October 15, 1997 (the "Revolving Credit Facility"). The remainder of the proceeds were used for general corporate and working capital purposes. On August 1, 1997, the Company filed a registration statement to register notes with the Securities and Exchange Commission which were identical to the Notes issued on July 2, 1997, in order to exchange these Notes for registered notes. Such exchange offer was completed on October 2, 1997.

     On October 16, 1997, the Company filed a Registration Statement on Form S-3 related to the underwritten public offering by the Company of 3,500,000 shares of common stock. If the Company sells all of such shares, net proceeds to the Company are estimated to be as much as approximately $215 million, a portion of which will be used to repay outstanding indebtedness under its Revolving Credit Facility. As of November 3, 1997, the outstanding balance on the Revolving Credit Facility was $180.0 million. Of this amount, approximately $60.8 million was incurred to finance the acquisition of the South Pass Properties, with the remainder incurred during 1997 to date in connection with the Company's exploration, development and production activities and for general corporate purposes. The remaining net proceeds, if any, will be used for exploration and exploitation drilling activities and for possible future acquisitions, as well as for other general corporate purposes.

6.   REPURCHASE OF 13 1/2% NOTES

     On July 22, 1997, the Company amended the Indenture governing its 13 1/2% Senior Notes due 2004 (the "13 1/2% Notes"), removing the principal restrictive covenants and repurchased approximately $124.8 million of the $125 million in original principal amount of the 13 1/2% Notes for approximately $151.5 million. This purchase resulted in an extraordinary charge of $19.3 million, net of taxes of $11.6 million. The extraordinary charge represented the difference between the purchase price and related expenses and the net carrying value of the 13 1/2% Notes.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997

The following table reflects certain information with respect to the Company's oil and gas operations.


                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                          SEPTEMBER 30,                    SEPTEMBER 30,
                                                      ---------------------            --------------------
                                                      1996             1997            1996            1997
                                                      ----             ----            ----            ----
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)

         SALES VOLUMES
             Oil (MBbls)                               1,909          2,589             4,917          6,939
             Gas (MMcf)                                4,657         11,172            11,672         27,689
             Oil and Gas (MBOE)                        2,685          4,451             6,863         11,554

         REVENUES (1)
             Total Oil Revenues                      $40,580        $47,389          $100,141       $135,308
             Total Gas Revenues                       10,918         26,865            30,950         69,397

         AVERAGE SALES PRICES (1)
             Oil (per Bbl)                           $21.26          $18.31           $20.37          $19.50
             Gas (per Mcf)                             2.34            2.40             2.65            2.51
             Per BOE                                  19.18           16.68            19.10           17.72

         Severance Taxes                              $3,189         $2,682           $ 8,710         $8,061
         Lease Operating Expenses                      8,409         13,264            24,931         40,477
         Lease Operating Expenses per BOE             $3.13           $2.98            $3.63           $3.50

----------------
(1)Excludes the results of hedging activities which increased (decreased) revenue recognized in the three and nine months ended September 30, 1996, by $(4.2) million and $(14.7) million, respectively, and increased (decreased) revenue recognized in the three and nine months ended September 30, 1997, by $0.2 million and $(0.1) million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $19.31 and $18.46 in the three and nine months ended September 30, 1996, respectively, and $18.39 and $19.48 in the three and nine months ended September 30, 1997, respectively. The average gas price per Mcf received was $2.24 and $2.20 in the three and nine months ended September 30, 1996, respectively. No gas volumes were hedged for the three and nine months ended September 30, 1997. Also excluded is income relating to plant processing of $0.3 million and $0.2 million for the three and nine months ended September 30, 1996, respectively. Losses relating to plant processing were $0.1 million and $0.2 million for the three and nine months ended September 30, 1997.

REVENUES. The following table reflects an analysis of differences in the Company's oil and gas revenues (expressed in thousands of dollars) between the three and nine months ending September 30, 1997 and the comparable periods in 1996:

                                                                       THIRD QUARTER 1997       NINE MONTHS 1997
                                                                           COMPARED TO             COMPARED TO
                                                                       THIRD QUARTER 1996       NINE MONTHS 1996
                                                                       ------------------       ----------------

         Increase (decrease) in oil and gas revenues resulting
            from differences in:
             Crude oil and condensate-
                Price                                                      $ (7,648)                $ (6,012)
                Production                                                   14,457                   41,179
                                                                           --------                 --------
                                                                              6,809                   35,167
             Natural gas-
                Price                                                           672                   (4,022)
                Production                                                   15,275                   42,469
                                                                           --------                 --------
                                                                             15,947                   38,447
                                                                           --------                 --------
             Plant processing and hedging, net                                3,983                   14,111
                                                                           --------                 --------
         Increase in oil and gas revenues                                  $ 26,739                 $ 87,725
                                                                           ========                 ========

The Company's total revenues increased approximately $26.7 million, or 56%, to $74.3 million for the three months ended September 30, 1997, from $47.6 million for the comparable period in 1996. Production levels for the three months ended September 30, 1997, increased 66% to 4,451 MBOE from 2,685 MBOE for the comparable period in 1996. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the three months ended September 30, 1997 were $18.31 per Bbl and $2.40 per Mcf versus $21.26 per Bbl and $2.34 per Mcf in the prior period. The increase in revenues was primarily due to the aforementioned production increases, partially offset by the decreased oil and gas prices. For the nine months ended September 30, 1997, the Company's total revenues increased approximately $87.7 million, or 75%, to $204.4 million, from $116.7 million for the comparable period of 1996. Production levels for the nine months ended September 30, 1997, increased 68%, to 11,554 MBOE from 6,863 MBOE for the comparable period in 1996. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the nine months ended September 30, 1997, were $19.50 per Bbl and $2.51 per Mcf versus $20.37 per Bbl and $2.65 per Mcf in the 1996 period. The increase in revenues was primarily due to the aforementioned production increases, partially offset by the decreased oil and gas prices. The increases for the three and nine months ended September 30, 1997, included additional production of 1,503 MBOE and 3,401 MBOE and related revenues of $25.1 million and $58.8 million associated with the acquisition of certain interests in certain oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana (the "Central Gulf Properties") on September 26, 1996.

For the three and nine months ended September 30, 1997, the Company's total revenues were further affected by increases of $4.4 million and $14.5 million over the comparable prior year periods, respectively, relating to hedging activities. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters - Energy Swap Agreements." The Company's average sales prices (including hedging activities) for oil for the three and nine months ended September 30, 1997, were $18.39 per Bbl and $19.48 per Bbl versus $19.31 per Bbl and $18.46 per Bbl in the prior year periods. The average sales price (including hedging activities) for gas for the three and nine months ended September 30, 1996, was $2.24 per Mcf and $2.20 per Mcf. No gas volumes were hedged in the three or the nine months ended September 30, 1997.

LEASE OPERATING EXPENSES. On a BOE basis, lease operating expenses decreased to $2.98 per BOE for the three months ended September 30, 1997, from $3.13 per BOE in the comparable 1996 period. Lease operating expenses decreased to $3.50 per BOE for the nine months ended September 30, 1997, from $3.63 per BOE in the comparable 1996 period. For the three months ended September 30, 1997, lease operating expenses were $13.3 million as compared to $8.4 million in the 1996 period. For the nine months ended September 30, 1997, lease operating expenses were $40.5 million, as compared to $24.9 million in the 1996 period. The increases of $4.9 million and $15.6 million in the three and nine month periods partially result from fluctuations in operating expenses associated with increased production and increases of approximately $3.5 million and $10.4 million in the three and nine months ended September 30, 1997, respectively, relating to lease operating expenses associated with the acquired Central Gulf Properties. Workover expenses decreased by $0.5 million in the three months ended September 30, 1997, and increased by $1.1 million in the nine months ended September 30, 1997, from the comparable 1996 periods.

SEVERANCE TAXES. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 3.6% and 3.9% for the three and nine months ended September 30, 1997, respectively, from 6.2% and 6.6% in the three and nine months ended September 30, 1996, respectively. These decreases were primarily due to increased production from new wells on federal leases, including wells located on the Central Gulf Properties, and from state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses per BOE decreased to $1.06 per BOE and $1.15 per BOE for the three and nine months ended September 30, 1997, respectively, from $1.46 per BOE and $1.45 per BOE in the comparable 1996 periods. For the three and nine months ended September 30, 1997, general and administrative expenses were $4.7 million and $13.3 million, as compared to $3.9 million and $9.9 million in the comparable 1996 periods. The increases in both of these periods are primarily due to costs associated with increased corporate staffing associated with both an increase in drilling activities and the Company's acquisition of the Central Gulf Properties, an increase in franchise taxes due to the issuance of $160 million of 9 3/4% Senior Subordinated Notes due 2006 (the "9 3/4% Notes") on September 26, 1996, an increase in advertising as a result of the Company's name change on June 17, 1997 and an increase in accrued bonuses in the 1997 periods. These increases were partially offset in the 1997 periods by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties.

DEPRECIATION, DEPLETION, AND AMORTIZATION EXPENSE. For the three and nine months ended September 30, 1997, depreciation, depletion and amortization ("DD&A") expense was $32.3 million and $83.9 million, as compared to $19.5 million and $48.5 million in the comparable 1996 periods. On a BOE basis, DD&A for the three and nine months ended September 30, 1997, was $7.27 per BOE and $7.26 per BOE, respectively, as compared to $7.26 per BOE and $7.06 per BOE for the three and nine months ended September 30, 1996, respectively. These variances can primarily be attributed to (i) the Company's increased production and related current and future capital costs from the 1996 and 1997 drilling programs and
(ii) the Company's purchase of the Central Gulf Properties, partially offset by the increase in proved reserves resulting from such drilling programs and acquisitions.

INTEREST EXPENSE. For the three and nine months ended September 30, 1997, interest expense increased to $7.9 million and $21.2 million, respectively, from interest expense of $3.8 and $12.0 million in the comparable 1996 periods. These increases were primarily due to the increased interest expense of approximately $3.9 million and $11.7 million in the three and nine months ended September 30, 1997, respectively, relating to the 9 3/4% Notes and interest expense of $4.4 million in the three months ended September 30, 1997, relating to the Company's 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Notes") issued on July 2, 1997. In addition, interest expense increased in both periods due to a higher average outstanding balance on the Company's $250 million senior revolving bank credit facility (the "Revolving Credit Facility"). These increases were partially offset by a decrease in interest expense of $3.2 million in the three months ended September 30, 1997, which is the result of the repurchase of $124.8 million of the $125 million in original principal amount of the 13 1/2% Notes by the Company on July 22, 1997, and increases in the amount of interest capitalized in the 1997 periods, which is the result of increases in the Company's unevaluated assets, including additional seismic data and acreage.

INCOME TAX EXPENSE. For the three and nine months ended September 30, 1997, the Company recorded income tax expense of $5.2 million and $13.7 million, respectively, as compared to $3.5 million and $5.1 million in the comparable 1996 periods. Income tax expense for the nine months ended September 30, 1997, was reduced by $0.7 million due to a change in the Company's estimated deferred tax liability.

EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT. On July 22, 1997, the Company repurchased approximately $124.8 million of the $125 million in original principal amount of the 13 1/2% Notes for approximately $153.4 million. This repurchase resulted in an after tax extraordinary charge of $19.3 million, representing the difference between the purchase price and the net carrying value of the 13 1/2% Notes.

NET INCOME. Due to the factors described above, net income before an extraordinary charge increased to $8.6 million and $24.8 million for the three and nine months ended September 30, 1997, respectively, from $5.4 million and $7.7 million for the comparable periods in 1996. Including the effect of the extraordinary charge, the Company recorded a net loss of $10.7 million and net income of $5.5 million for the three and nine months ended September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1996 and 1997:

                                                                  NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                            ---------------------------
                                                               1996               1997
                                                            ---------         ---------
                                                                   (IN THOUSANDS)
         Net cash provided by operating activities         $  59,094          $ 110,829
         Net cash used in investing activities              (211,381)          (290,896)
         Net cash provided by financing activities           171,058            181,361

For the nine months ended September 30, 1997, net cash provided by operating activities increased by $51.7 million. This increase relates primarily to increased revenues, partially offset by increases in lease operating expenses, general and administrative expenses, interest expense and the extraordinary loss related to the repurchase of a portion of the

13 1/2% Notes. In addition, timing differences on certain receivable and payable balances affect cash provided by operating activities at any period end.

Cash used in investing activities during the nine months ended September 30, 1997, increased to $290.9 million as compared to $211.4 million in the comparable 1996 period. The increase in the 1997 period is primarily a result of the Company's acquisition of certain interests in various state leases in the Main Pass Block 69 field on March 7, 1997, for a net purchase price of approximately $55.9 million (the "Main Pass Acquisition"), as well as increased drilling activity and increased seismic and leasehold purchases in the 1997 period, partially offset by the sale of the Company's interest in the South Marsh Island 269 field which generated cash of $33.5 million in the 1997 period and the Company's $117.1 million acquisition of the Central Gulf Properties in the 1996 period.

Financing activities during the nine months ended September 30, 1997, generated cash of $181.4 million, as compared to $171.1 million in the comparable 1996 period. The increase in cash during the 1997 period was primarily a result of a $105 million increase in net borrowings on the Company's Revolving Credit Facility and the issuance of the 8 7/8% Notes, which generated cash of $199.7 million. This increase in cash was offset by the repurchase of $124.8 million of the 13 1/2% Senior Notes in the third quarter of 1997. The cash generated in the comparable 1996 period was the result of (i) the issuance of 4.5 million shares of common stock at $14.75 per share on March 19, 1996, which yielded net proceeds to the Company of approximately $62.2 million and (ii) the issuance of the 9 3/4% Notes on September 26, 1996, which yielded net proceeds to the Company of approximately $154 million, partially offset by the (x) net payment of $32.2 million on the Company's Revolving Credit Facility and (y) the repayment a $13.0 million note to Shell Offshore, Inc. in the 1996 period.

On October 16, 1997, the Company filed a Registration Statement on Form S-3 related to the underwritten public offering by the Company of 3,500,000 shares of common stock. If the Company sells all of such shares, net proceeds to the Company are estimated to be as much as approximately $215 million, of which up to approximately $180 million will be used to repay outstanding indebtedness under its Revolving Credit Facility. Of this amount, approximately $61 million was incurred to finance the acquisition of the South Pass Properties, with the remainder incurred during 1997 to date in connection with the Company's exploration, development and production activities and for general corporate purposes. The remaining net proceeds, if any, will be used for exploration and exploitation drilling activities and for possible future acquisitions, as well as for other general corporate purposes.

CAPITAL REQUIREMENTS. The Company's expenditures for property acquisition, exploration and development for the nine months ended September 30, 1996 and 1997, were as follows:

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                              ----------------------------
                                                                                 1996              1997
                                                                              ----------        ----------
                                                                                      (IN THOUSANDS)
         Property acquisition costs of evaluated properties                   $   78,372        $   50,657
         Property acquisition costs of unevaluated properties                     48,892            42,094
         Exploration costs (drilling and completion)                              17,796            66,540
         Development costs (drilling and completion)                              60,807            99,322
         Abandonment costs                                                           225               230
         Geological and geophysical costs                                         10,559            27,804
         Capitalized interest and general and administrative costs                 4,670            12,401
         Other capital costs                                                      16,503            41,702
                                                                               ---------         ---------
                                                                               $ 237,824         $ 340,750
                                                                               =========         =========

A primary component of the Company's strategy is to continue its exploration and development activities. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations and borrowings under the Revolving Credit Facility. During the nine months ended September 30, 1997, the Company spent $165.9 million on exploration and development drilling and $27.8 million on 3-D seismic surveys and other geological and geophysical costs. Included in property acquisition costs in the nine months ended September 30, 1997, is the $55.9 million net purchase price of the Main Pass Acquisition. Of the total net purchase price for the Main Pass Acquisition, approximately $50.5 million was allocated to evaluated properties and $5.4 million was allocated to unevaluated properties. Included in other capital costs for the nine months ended September 30, 1997, is $38.6 million, which relates primarily to capital costs incurred to install and upgrade production facilities and flowlines. The Company is also a party to two escrow agreements which provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to its East Bay properties, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40 million, unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to its Main Pass 69 properties, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7,500,000. As of September 30, 1997, the escrow balances totaled approximately $8.0 million.

On October 15, 1997, the Company acquired certain oil and gas interests in various federal leases in the South Pass 61 and 65 fields (the "South Pass Properties") from Shell Offshore, Inc. ("SOI") and its affiliate for a gross purchase price of $60.8 million. The Company has acquired a 50% working interest in the fields and has become operator of the properties. The acquisition includes interests in 95 producing wells located on approximately 26,250 gross acres. Current estimated production from the newly acquired interests is approximately 3,500 barrels of oil equivalent per day net to the Company. Also on October 15, 1997, the Company entered into an exploratory Joint Venture Agreement with SOI which establishes an Area of Mutual Interest ("AMI") covering approximately 240 square miles located in coastal and offshore areas of Plaquemines Parish, Louisiana. Under the terms of the oil and gas exploration agreement, the Company and SOI have agreed to contribute existing leasehold, project inventory and proprietary 3-D seismic data within the AMI. The Company expects the venture to spud the initial exploratory well in 1998.

In addition to developing its existing reserves, the Company will continue to attempt to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and gas properties. In order to finance any such possible future acquisitions, the Company may seek to obtain additional debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, including the financial condition and performance of the Company, as well as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will acquire any additional producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be subject to the terms of the Indentures (as defined below).

The Company plans to spend approximately $281.0 million for 1997 drilling activities and an additional $62.3 million for other direct capital expenditures including lease acquisitions and seismic purchases. In addition, on March 7, 1997, the Company completed the Main Pass Acquisition for a net purchase price of $55.9 million, and on October 15, 1997 acquired from Shell Offshore, Inc. a 50% working interest in various producing federal leases and related processing facilities in South Pass 61 and 65 fields for a gross purchase price of approximately $60.8 million. The Company plans to spend approximately $325.0 million for capital expenditures in 1998. The Company's other primary capital requirements for the remainder of 1997 and early 1998 will be for the payment of interest of approximately of $7.8 million on its 9 3/4% Notes, interest of approximately $8.9 million on its 8 7/8% Notes and interest on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its current debt service obligations with operating cash flow.

LIQUIDITY. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented with existing cash balances and if necessary, borrowings under the Revolving Credit Facility. The Company expects that its cash flow from operations, existing cash balances and availability under the Revolving Credit Facility will be adequate to execute the remainder of its 1997 and 1998 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations, existing cash balances and availability under the Revolving Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

The Revolving Credit Facility currently has a borrowing base of $200 million. The lenders may redetermine the borrowing base at their option once within any 12-month period as well as on scheduled redetermination dates as outlined in the Revolving Credit Facility. The Revolving Credit Facility terminates on October 31, 2000, unless the Company requests and is granted a one-year deferral of such termination.

Under the terms of the Revolving Credit Facility, the Company is required to comply with certain financial tests, which may reduce the $200.0 million borrowing base. Currently, the Company does not believe that these financial tests will reduce the borrowing base. As of November 3, 1997, the Company's outstanding balance on its Revolving Credit Facility was $182.0 million, including letters of credit of $2.0 million primarily associated with bonding for future abandonment obligations. The Company had remaining availability of $18.0 million under the Revolving Credit Facility as of November 3, 1997.

EFFECTS OF LEVERAGE. The Company is highly leveraged with outstanding long-term debt of approximately $464.1 million as of September 30, 1997. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indentures require the Company to meet certain financial tests, and other restrictions which may limit its ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

The Company is required to make semi-annual interest payments of $7.8 million on its 9 3/4% Notes each April 1 and October 1 through the year 2006 and semi-annual interest payments of approximately $8.9 million on its 8 7/8% Notes each January 15 and July 15 through the year 2007, commencing January 15, 1998. In addition, the Company is required to make quarterly interest payments on the Revolving Credit Facility based on outstanding borrowings for the quarterly period. The Company may also, at its discretion, make principal payments on the Revolving Credit Facility.

Pursuant to the indenture governing the 9 3/4% Notes (together with the indenture governing the 8 7/8% Notes, the "Indentures"), the Company may not incur any Indebtedness other than Permitted Indebtedness (as defined in the Indentures) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indentures) for the four full fiscal quarters preceding the proposed new Indebtedness is greater than 2.5 to 1.0 after giving pro forma effect to the proposed new Indebtedness, the application of the proceeds of such Indebtedness and other significant transactions during the period.

In accordance with the terms of the Indentures, if the Company disposes of oil and gas assets, it must apply such proceeds to permanently pay down certain indebtedness or within a specified time from the date of the asset sale, purchase additional oil and gas assets. If proceeds not applied as indicated above exceed $15 million ($20 million with respect to the 8 7/8% Notes), the Company shall be required to offer to purchase outstanding 9 3/4% Notes and 8 7/8% Notes or other pari passu indebtedness in an amount equal to the unapplied proceeds. A similar provision exists with respect to the 13 1/2% Notes, of which only $245,000 in principal amount currently remains outstanding.

The Company believes it is currently in compliance with all covenants contained in the Indentures and has been in compliance since the issuance of the 13 1/2% Notes, the 9 3/4% Notes and the 8 7/8% Notes.

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

The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of November 3, 1997, the Company's exposure under all contracts covered by the Swap Agreements was approximately $4.0 million.

As of September 30, 1997, the Company's open forward position on its outstanding crude oil Swaps was as follows:

                                                                       AVERAGE
                         YEAR                      MBBLS                PRICE
                         ----                      -----               -------

                         1997                        975                $19.93
                         1998                      4,800                $19.80
                         1999                        300                $18.55
                         2000                        300                $18.55
                                                   -----                ------
                                                   6,375                $19.70
                                                   =====                ======

The Company currently has no outstanding natural gas Swaps.

On March 7, 1997, the Company entered into a basis swap for 9,000 barrels of oil per month for the period April 1997, through July 1997, with a fixed price of $(0.11) per barrel basis differential between the monthly calendar average of Platt's Louisiana Light Sweet and Platt's West Texas Intermediate crude oil prices.

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

As a result of hedging activity under the Swap Agreements, on a BOE basis, the Company estimates that approximately 20% of its estimated remaining 1997 production that is classified as proved reserves as of September 30, 1997, will not be subject to price fluctuation for 1997.

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

GAS BALANCING. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position on its properties decreased from 2,059,954 Mcf at December 31, 1996, to 658,728 Mcf at September 30, 1997. This decrease is primarily the result of the Company's Main Pass Acquisition. During the make-up period for the remaining imbalance, the Company's gas revenues will be adversely affected. The Company recognizes revenue and imbalance obligations under the sales method of accounting.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         [A]   Exhibits

                4.1 Second Supplemental Indenture, dated as of July 14, 1997, among the Company, the Subsidiary Guarantors named therein, and State Street Bank & Trust Company (formerly Fleet National Bank), as Trustee.
               10.1 Amended and Restated Credit Agreement among Ocean Energy Louisiana and certain lenders in the amount of $200 million, dated October 15, 1997.
               10.2 Second Amendment and Supplement to Mortgage, Assignment of Production, Security Agreement and Financing Statement by Ocean Energy Louisiana, dated October 15, 1997.
               10.3 Amended and Restated Guaranty Agreement by the Company in favor of certain lenders dated October 15, 1997.
               10.4  1996 Long-Term Incentive Plan.
               10.5 Form of Third Amendment to Employment Agreements among the Company and its executive officers.
               10.6 Indenture Assumption Agreement by Ocean Energy Louisiana in favor of the Company (8 7/8% Senior Subordinated Notes).
               27.1  Financial Data Schedule

         [B]   Reports on Form 8-K

               None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      OCEAN ENERGY, INC.


                       By:          /s/  James C. Flores                            November 12, 1997
                                ------------------------------------------------
                                James C. Flores
                                Chairman of the Board of Directors, President
                                and Chief Executive Officer


                                /s/  Robert L. Belk                                 November 12, 1997
                                ------------------------------------------------
                                Robert L. Belk
                                Executive Vice President, Chief Financial Officer,
                                Treasurer and Director (Principal Accounting Officer)

                               INDEX TO EXHIBITS

             EXHIBIT
             NUMBER                     DESCRIPTION
             ------                     -----------

                4.1 Second Supplemental Indenture, dated as of July 14, 1997, among the Company, the Subsidiary Guarantors named therein, and State Street Bank & Trust Company (formerly Fleet
                     National Bank), as Trustee.
               10.1  Second Amended and Restated Credit Agreement among Ocean
                     Energy Louisiana and certain lenders in the amount of $200 million, dated October 15, 1997.
               10.2  Second Amendment and Supplement to Mortgage, Assignment of
                     Production, Security Agreement and Financing Statement by
                     Ocean Energy Louisiana, dated October 15, 1997.
               10.3  Second Amended and Restated Guaranty Agreement by the
                     Company in favor of certain lenders dated October 15, 1997.
               10.4  1996 Long-Term Incentive Plan.
               10.5  Form of Third Amendment to Employment Agreements among the
                     Company and each of its executive officers.
               10.6 Assumption Agreement by Ocean Energy Louisiana in favor of the Company (8 7/8% Senior Subordinated Notes).
               27.1  Financial Data Schedule