Form 10-K
period 1997-12-31
OCEAN ENERGY INC
filed 1998-02-20
CIK 930550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

         [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                                      NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No
                                             ----    ---- .
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $842,443,274 as of February 12, 1998.

     22,896,787 shares of the registrant's Common Stock were outstanding as of February 12, 1998.

                       DOCUMENT INCORPORATED BY REFERENCE

     The information called for by Part III of this Form 10-K is incorporated by reference from the definitive Proxy Statement/Prospectus for the Annual Meeting of Stockholders of the Company to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997. Such definitive Proxy Statement/Prospectus will be filed as part of a Registration Statement of the Company on Form S-4 (No. 333-43933) filed with the Securities and Exchange Commission.

                                TABLE OF CONTENTS

                                                                                                       PAGE
                                                                                                       ----
                                               PART I
         Item 1.      Business........................................................................    3
         Item 2.      Properties......................................................................   11
         Item 3.      Legal Proceedings...............................................................   16
         Item 4.      Submission of Matters to Vote of Security Holders...............................   16
         Item 4 (A)   Executive Officers of Registrant................................................   17

                                               PART II

         Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters...........   19
         Item 6.      Selected Financial Data.........................................................   20
         Item 7.      Management's Discussion and Analysis of Financial Condition and Results
                          of Operations...............................................................   22
         Item 8.      Financial Statements and Supplementary Data.....................................   33
         Item 9.      Changes in and Disagreements with Accountants and Financial Disclosure..........   57

                                              PART III

         Item 10.     Directors and Executive Officers of the Registrant..............................   58
         Item 11.     Executive Compensation..........................................................   58
         Item 12.     Security Ownership of Certain Beneficial Owners and Management..................   58
         Item 13.     Certain Relationships and Related Transactions..................................   58

                                              PART IV

         Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 10-K................   58


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

                                     PART I
ITEM 1:  BUSINESS

GENERAL

     Ocean Energy, Inc. (the "Company") is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas with operations focused primarily in the Gulf of Mexico, one of the most prolific oil and gas producing regions in the United States. As of December 31, 1997, the Company had estimated proved reserves of approximately 68.8 MMBbls of oil and 237.7 Bcf of natural gas, or an aggregate of approximately 108.4 MMBOE, with a Present Value of Future Net Revenues of approximately $619.5 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $548.5 million. On a BOE basis, approximately 63% of the Company's proved reserves on such date were oil. The majority of the Company's existing proved reserves are attributable to Company operated wells or leases and approximately 76% of these reserves were classified as proved developed at December 31, 1997.

     In order to reduce risk, the Company uses state-of-the-art 3-D (three dimensional) seismic evaluation technology in its exploration and development activities. The seismic evaluation technology is integrated with subsurface data to improve the Company's ability to properly define the structural and stratigraphic features which potentially contain accumulation of hyrdrocarbons. 3-D seismic technology provides a method of seismic acquisition and processing that results in superior resolution of subsurface seismic events indicating faults and stratigraphy. After the grid of 3-D seismic data has been acquired, seismic processing can take advantage of a three dimensional cube of data by migrating the reflected image to the appropriate position in space. This results in a much clearer picture of the subsurface as compared to 2-D (two dimensional) seismic data which is collected and processed along a single line on the surface. As of December 31, 1997, the Company owned or licensed over 2,000 square miles of 3-D seismic data and approximately 45,458 linear miles of 2-D seismic data on and around its core properties.

     The Company's activities have historically been focused primarily in three geographically distinct areas in the Gulf of Mexico region, consisting of the Company's holdings in the Mississippi River Delta area (the "Delta Area"), the Central Gulf of Mexico (the "Central Gulf Area"), and onshore Louisiana (the "Onshore Exploratory Area"). Most recently, the Company has become active in deepwater (water depth over 1,000 feet) areas of the Gulf of Mexico (the "Deepwater Gulf") through both its joint venture with Conoco, Inc.("Conoco") and its high bid in a recent federal lease sale on six blocks in the Keathley Canyon area of the Deepwater Gulf ("Keathley Canyon").

     The Company's largest area of focus is the Delta Area, which is located primarily in federal and state waters offshore in the Mississippi River deltaic region, consisting of interests in 10 producing fields and 162,606 gross (123,972 net) acres. The Delta Area contains approximately 633 gross productive wells and includes three of the top 20 fields in the Gulf of Mexico based on total historical production. The Central Gulf Area, which contains approximately 82 gross productive wells, consists of interests in 10 producing oil and gas fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana. The Central Gulf Area consists of 91,748 gross (61,910 net) acres. The Onshore Exploratory Area consists of leasehold and seismic lease options totaling 51,209 gross (36,434 net) acres. These 20 producing offshore fields, together with other offshore acreage outside of these producing fields and the Onshore Exploratory Area, provide significant opportunities to enhance current production and ultimate reserve recoveries through exploratory and development drilling, recompletions and infill and horizontal drilling.

     As part of an increased emphasis on reserve additions through exploratory drilling, the Company has begun to focus on the deepwater areas of the Gulf of Mexico. Based on the magnitude of recent discoveries by other companies, the Company believes that exploration in the Deepwater Gulf affords it the opportunity to discover significantly larger potential reserves and to earn a high rate of return, complementing its lower risk opportunities in the shallower waters of the Gulf of Mexico. In February 1997, the Company entered a Deepwater Gulf exploration venture with Conoco encompassing 155,520 gross (57,658 net) acres located off the coast of Louisiana in water depths ranging from 2,500 to 7,500 feet (the "Deepwater Venture"). In addition, in a federal lease sale conducted in August 1997, the Company was awarded six blocks located in Keathley Canyon, encompassing 34,560 gross and net acres.

         The Company's major acquisitions to date include the acquisition from Shell Oil Company, its affiliates and subsidiaries ("Shell") of its interest in the Main Pass 69 field ("Main Pass 69") in June 1992 and its interest in the South Pass 24 and 27 fields (the "East Bay Fields", and together with the related platforms and facilities, the "East Bay Complex") in June 1993. In September 1996, the Company acquired from Mobil Oil Exploration & Producing Southeast Inc. ("Mobil") certain interests in eleven oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana (the "Central Gulf Properties"). On March 7, 1997, the Company acquired certain interests in various state leases in the Main Pass 69 field for a net purchase price of $55.9 million (the "Main Pass Acquisition"). On October 15, 1997, the Company acquired certain oil and gas interests in various federal leases in the South Pass 61 and 65 fields (the "South Pass Properties") from Shell for a net purchase price of $59.9 million. On October 15, 1997, the Company also entered into an exploratory joint venture agreement (the "Delta Exploration Joint Venture") with Shell which establishes and Area of Mutual Interest ("AMI") covering approximately 240 square miles located in coast and offshore areas of Plaquemines Parish, Louisiana. Under the terms of the oil and gas exploration agreement, the Company and Shell have agreed to contribute existing leasehold, project inventory and proprietary 3-D seismic data within the AMI. The above acquisitions coupled with the Company's successful exploration and exploitation efforts on the acquired properties have resulted in substantial increases in production and reserve growth. The Company manages its field costs by combining administrative functions relating to its properties, controlling the number of operating personnel and providing incentive compensation.

     The Company is a Delaware corporation formerly known as Flores & Rucks, Inc., and was formed in September 1994 to acquire and own 100% of the outstanding Common Stock of Ocean Energy, Inc., formerly Flores & Rucks, Inc., a Louisiana corporation ("Ocean Louisiana"). Ocean Louisiana was formed in April 1992 to take advantage of opportunities to acquire and develop certain offshore properties in the Gulf of Mexico. Unless otherwise indicated, all references to the "Company" are to Ocean Energy, Inc., a Delaware corporation, its predecessors and their respective subsidiaries.

RECENT DEVELOPMENTS

     On December 23, 1997, the Company announced that it has entered into a merger agreement (the "Merger Agreement") with United Meridian Corporation ("UMC") that provides in part for a stock-for-stock merger of UMC with and into the Company (the "Merger"). The Company will be the surviving company in the Merger and will retain the name Ocean Energy, Inc. Pursuant to the Merger Agreement at the effective time of the Merger, the Company's stockholders will receive 2.34 shares of the combined company's common stock for each share of the Company's common stock then owned and UMC stockholders will receive 1.30 shares of the combined company's common stock for each share of UMC common stock then owned. Total shares outstanding following the Merger will be approximately 100 million, of which approximately 53.6% will be owned by the Company's historic shareholders and 46.4% by UMC shareholders. The Merger is expected to be treated as pooling of interests for accounting purposes and is expected to close by April 1998. The Merger is subject to approval by the shareholders of both companies, and to customary regulatory approvals. On January 9, 1998, the Company filed with the Securities and Exchange Commission a registration statement under the 1933 Act that includes a joint proxy statement and prospectus relating to the Company's 1998 Annual Meeting of Stockholders and including a proposal to approve the Merger. Total costs relating to the Merger for both the Company and UMC are expected to be approximately $28.0 to $32.0 million, and will be expensed upon the closing of the Merger.

     The combination of the Company and UMC ("New Ocean") will create a stronger, better positioned independent oil and gas company with a portfolio including many exploration and exploitation opportunities that are high growth, providing the opportunity for rapid increases in reserves and cash flows, as well as high impact, having a significant positive impact on New Ocean if successful. As a result of the Mergers, New Ocean will become one of the largest independent oil and gas companies, with total proved reserves of approximately 270.6 MMBOE as of December 31, 1997, and combined average production of approximately 116,784 BOEPD in December of 1997. The larger scale provided by the combination will allow New Ocean the financial flexibility necessary to retain a larger share of the existing high impact exploration prospects contained in each company's portfolio, and therefore a larger proportion of the related upside potential. Acceleration of several of these projects is expected given the financial strength provided by the increased size and diversification of a larger entity. The Company and UMC believe that the larger scale will facilitate the securing of scarce drilling rigs and other oil field services critical to exploration and exploitation activities, especially in respect of the combined deepwater operations.

         Each of the Company and UMC are liable to the other for a $40.0 million termination fee (the "Termination Fee") if the Merger Agreement is terminated under certain circumstances. In general, the Termination Fee is payable by the Company if: (i) UMC terminates the Merger Agreement due to the Company's breach of its covenant not to solicit or negotiate the acquisition by a third party of stock or assets of the Company; (ii) either party terminates the Merger Agreement due to failure to obtain the necessary stockholders' approvals or to consummate the Merger prior to July 31, 1998, and the Company has received a Takeover Proposal (as defined) and the UMC stockholders have not voted to disapprove the Merger; provided, no Termination Fee is payable unless within 12 months of the termination the Company or any of its subsidiaries consummates any Takeover Proposal (as defined); or (iii) the Company terminates the Merger Agreement because it has received a Superior Proposal (as defined), and the Company's board determines in good faith that there is a substantial probability that the Company's stockholders will not approve the Merger. In general, the Termination Fee is payable by UMC under similar circumstances.

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

     Sales to Shell, NGC Trading & Transportation, Enron Capital & Trade Resources Corp. and Plains Marketing accounted for 35%, 14% and 14%, and 12%, respectively, of the Company's oil and gas revenues for the year ended December 31, 1997. Sales to Shell, Murphy Oil USA, Inc. and Enron Capital & Trade Resources Corp. accounted for 54%, 11% and 17%, respectively, of the Company's oil and gas revenues for the year ended December 31, 1996.

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

EMPLOYEES

     As of December 31, 1997, the Company had 377 full-time employees, none of whom is represented by any labor union. Included in the total were 167 corporate employees located in the Company's Baton Rouge, Lafayette, and New Orleans, Louisiana offices, as well as 210 employees who work in the Company's operating areas. The Company considers its relations with its employees to be good.

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

     On July 16, 1996, the Court of Appeals for the District of Columbia Circuit ("D.C. Circuit") issued its opinion on review of Order No. 636. The opinion upheld most elements of Order No. 636 including the unbundling of sales and transportation services, curtailment of pipeline capacity, implementation of the capacity release program and the mandatory imposition of straight-fixed-variable ("SFV") rate design for interstate pipeline companies. The D.C. Circuit did remand certain aspects of Order No. 636 to the FERC for further explanation including, inter alia, the FERC's decision to exempt pipelines from sharing in gas supply realignment ("GSR") costs caused by restructuring; FERC's selection of a twenty-year term matching cap for the right-of-first-refusal mechanism; the FERC's restriction on the entitlement of no-notice transportation service to only those customers receiving bundled sales service at the time of restructuring; and FERC's determination that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. On February 27, 1997, the FERC issued its order on remand. The order reaffirmed the holding of Order No. 636 that pipelines should be entitled to recover 100 percent of their prudently incurred GSR costs. Moreover, since Order No. 636, few, if any, pipeline customers have been willing, or required, to commit to twenty-year contracts for existing capacity. Thus, FERC reduced the contract matching cap for the right-of-first-refusal mechanism to five years. In light of the varied post-restructuring experience with no-notice service, the FERC also decided to no longer limit a pipeline's no-notice service to its bundled sales customers at the time of restructuring. Finally, the FERC reaffirmed that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. Appeals of individual pipeline restructuring orders are still pending before the D.C. Circuit.

     On May 31, 1995, the FERC issued a policy statement on how interstate natural gas pipelines can recover the costs of new pipeline facilities. The policy statement focused on whether projects would be priced on a rolled-in basis (rolling in the expansion costs with the existing facilities) or on an incremental basis (establishing separate cost-of-services and separate rates for the existing and expansion facilities). The policy statement established a presumption in favor of rolled-in rates when the rate increase to existing customers from rolling in the new facilities is 5% or less. While this policy statement affects the Company only indirectly, the new policy should enhance competition in natural gas markets and facilitate construction of gas supply laterals. In the policy statement, the FERC contemplated that the resolution of pricing methodology would take place in individual proceedings based on the facts and circumstances of the project. The Company cannot predict what action the FERC will take in the individual proceedings.

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

     In Order No. 561, FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. FERC indicated, however, that it was retaining cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach. A cost-of-service proceeding will be instituted to determine just and reasonable initial rates for new services. A pipeline can also follow a cost-of-service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market-based rates if it can establish that it lacks market power. Finally, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers.

     On May 10, 1996, the D.C. Circuit affirmed Order No. 561. The Court held that by establishing a general indexing methodology along with limited exceptions to indexed rates, FERC had reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures. Because of the novelty and uncertainty surrounding the indexing methodology, as well as the possibility of the use of cost-of-service ratemaking and market-based rates, the Company is not able at this time to predict the effects of Order No. 561, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

     Water. The Federal Water Pollution Control Act ("FWPCA") imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Such discharges are typically authorized by National Pollutant Discharge Elimination System ("NPDES") permits. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges of oil and other hazardous substances in reportable quantities and, along with the Oil Pollution Act of 1990, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum or its derivatives into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters. As of January 1, 1997, the federal NPDES permits prohibit the discharge of produced water, and some other substances related to the oil and gas industry, from wells located in the coastal waters of Louisiana. The Louisiana Department of Environmental Quality ("LDEQ"), as administrator of the NPDES permits in Louisiana, issued on December 30, 1996, and reissued on February 28, 1997, an emergency rule to allow continued discharge of produced waters in the coastal area, subject to a zero discharge requirement by no later than December 31, 1999 for produced water being currently discharged into major deltaic passes of the Mississippi River. On February 24, 1997, LDEQ issued to the Company a compliance order allowing it to temporarily discharge produced water into Southwest Pass, a major deltaic pass of the Mississippi River. The Company has submitted to LDEQ a compliance plan for achievement of zero discharge of produced water at its East Bay Central Facilities by no later than July 1, 1999, and has commenced operations to drill injection wells and install miscellaneous equipment. The Company is also in the process of reformatting a portion of its East Bay facilities to allow for discharge of produced water in the offshore areas, to the extent allowed by NPDES permits. Although the costs to reformat Company operations to comply with these zero discharge mandates under federal or state law may be significant, the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations.

     In February 1998, the Tulane Environmental Law Clinic ("Clinic"), claiming to represent several southeastern Louisiana environmental groups, gave notice that it intends to file a Clean Water Act citizens' suit against the Company after a sixty-day waiting period expires in connection with the discharge of produced water in East Bay. The Clinic claims that the Company is violating the Clean Water Act by discharging produced water from its East Bay Central Facilities into Southwest Pass, and has stated that it will seek an injunction to require the Company to cease its discharge of produced water, and will seek civil penalties and attorney's fees. If the Clinic were to successfully obtain an injunction, certain production operations at the Company's East Bay Facilities could be interrupted until favorable resolution of the issue in court or accelerated completion of the Company's plan to reformat operations to provide for alternative produced water disposal. The Company believes that its zero discharge compliance plan, which permits the temporary continued discharge of produced water into Southwest Pass through July 1, 1999, is completely lawful as authorized by a Compliance Order issued by the LDEQ, and intends to vigorously defend any such citizens' suit, if filed. The Clinic has delivered similar notices to other Louisiana coastal producers.

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

     The OPA also imposes ongoing requirements on a responsible party including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence of financial responsibility of up to $10.0 million depending on gross tonnage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. For offshore facilities that have a worst case oil spill potential of more than 1,000 barrels (which includes may of the Company's offshore producing facilities), certain amendments to the OPA that were enacted in 1996 provide that the amount of financial responsibility that must be demonstrated by most facilities range from $10.0 million in specified state waters to $35.0 million in federal OCS waters, with higher amounts, up to $150.0 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. Under the proposed rule, the amount of financial responsibility required for a facility would depend on the "worst case" oil spill discharge volume calculated for the facility. For oil and gas producers such as the Company operating offshore facilities in OCS waters, worst case discharge volumes of up to 35,000 barrels will require a financial responsibility demonstration on $35.0 million, while worst case discharge volumes in excess of 35,000 barrels will require demonstrations ranging from $70.0 million to $150.0 million.

     The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities at no significant increase in expense over recent prior years. However, the Company cannot predict whether these financial responsibility requirements under the OPA amendments or proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely effect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place. The failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or even criminal liability.

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

     The Company incurred approximately $0.7 million, $1.0 million and $1.1 million relating to environmental compliance during 1995, 1996 and 1997, respectively. These increases relate primarily to increased activity and acquisition of additional properties. The Company has included $10.0 million in its 1998 exploration and development capital budget to reformat operations for alternative disposal of water produced from its offshore wells in accordance with an approved zero discharge disposal plan.

ABANDONMENT COSTS

     The Company is responsible for payment of abandonment costs on the oil and gas properties it operates. As of December 31, 1997, total abandonment costs on the Company's oil and gas properties estimated to be incurred through the year 2007 were approximately $112.4 million. Estimates of abandonment costs and their timing may change due to many factors including actual production results, inflation rates, and changes in environmental laws and regulations.

     In connection with its acquisition of the East Bay Complex and Main Pass 69, the Company entered into two escrow agreements to provide for the future plugging and abandonment costs of these properties. The East Bay agreement requires the Company to make monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40.0 million unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The Main Pass 69 agreement requires monthly deposits of $50,000 until the balance in the escrow account equals $7.5 million. Such funds are restricted as to withdrawal by the agreement. With respect to any specifically planned plugging and abandoning operation, funds are partially released to the Company when it presents to the escrow agent the planned plugging and abandonment operations approved by the applicable governmental agency, with the balance to be released upon the presentation by the Company to the trustee of evidence from the governmental agency that the operation was conducted in compliance with applicable laws and regulations. As of December 31, 1997, the escrow balances totaled $8.5 million.

     In addition, the MMS requires lessees of OCS properties to post bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are currently required to post area wide bonds of $3 million or $500,000 per producing lease and supplemental bonds at the discretion of the MMS. The Company has posted with the MMS an area wide bond of $3.0 million and supplemental bonds totaling $39.8 million. The Company does not anticipate that the cost of any such bonding requirements will materially affect the Company's financial position. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions or terminations could have a material adverse effect on the Company's financial condition and operations.

ITEM 2: PROPERTIES

Mississippi Delta Area

     The Company's Delta Area is comprised of eight Company operated fields - South Pass 1, South Pass 24, South Pass 27, South Pass 39, South Pass 61, South Pass 65, Main Pass 69 and Main Pass 138, as well as two non-operated fields - South Pass 41 and Main Pass 140, encompassing approximately 112,046 gross leased acres in state and federal waters situated near the mouth of the Mississippi River in the Gulf of Mexico. The Company also has interests in approximately 26,120 gross leased acres in the Chandeleur Sound, West Delta, Breton Sound, and Main Pass areas, and 24,440 gross leased acres in connection with the Delta Exploration Joint Venture with Shell, where there are currently no producing wells.

     At the core of the Mississippi Delta Area is the East Bay Complex. The East Bay Complex is a major oil production facility with daily production capacity for 70 MBbls of oil, 240 MMcf of gas and 240 MBbls of water.

Within the East Bay Complex, the South Pass 24 field, discovered in 1950, has production established from 63 horizons and 260 reservoirs with cumulative production through December 31, 1997, of 325,338 MBbls of oil and 408,462 MMcf of gas. The South Pass 27 field, discovered in 1954, has production established from 81 horizons and 436 reservoirs with cumulative production through December 31, 1997, of 336,943 MBbls of oil and 813,553 MMcf of gas.

     The Company owns an average 89% working interest in these fields, and for the three months ended December 31, 1997, the Mississippi Delta Area averaged daily net sales to the Company of 24.7 MBbls of oil and 62.5 MMcf of gas from 633 gross productive wells.

Central Gulf Area

     The Company's Central Gulf Area includes nine Company operated fields - Eugene Island 45, Eugene Island 100, Eugene Island 126, Eugene Island 128, South Marsh Island 243, Vermilion 215, Vermilion 273, Shoal 46 and Ship Shoal 64 as well as one non-operated field - Vermilion 76. The Central Gulf Area consists of approximately 91,748 gross leased acres in federal waters situated in the shallow federal waters of the Central Gulf of Mexico, offshore Louisiana.

     The Company owns an average 74% working interest in these fields, and for the three months ended December 31, 1997, the Central Gulf Area averaged daily net sales to the Company of 7.9 MBbls of oil and 54.9 MMcf of gas from 82 gross productive wells.

Onshore Louisiana

     During 1997, the Company extended its operations to include several coastal onshore exploration projects. In eastern Cameron Parish, Louisiana, the Company is currently exploring on its Mallard Bay prospect area ("Mallard Bay"), where the Company owns 70 square miles of 3-D seismic data, 17,101 gross leased acres and lease options on 10,869 gross acres. Six miles north of Mallard Bay is the Company's Lacassine Refuge prospect area ("Lacassine"). In 1998, drilling operations are planned to begin in Lacassine where the Company owns 52 square miles of 3-D seismic data and 4,988 gross leased acres.

Deepwater Gulf

     As a result of the Company's increased emphasis on reserve additions through exploratory drilling, the Company has begun to focus on the Deepwater Gulf. In February 1997, the Company entered the Deepwater Venture with Conoco encompassing 155,520 gross (57,658 net) acres located off the coast of Louisiana in water depths ranging from 2,500 to 7,500 feet. In addition, in a federal lease sale conducted in August 1997, the Company was awarded six blocks located in Keathley Canyon, encompassing 34,560 gross and net acres. The Company believes that the Deepwater Gulf provides it with substantial reserve and production growth opportunities in the Company's Gulf of Mexico focus area.

OIL AND NATURAL GAS RESERVES

     Presented below are the estimated quantities of proved developed and proved undeveloped reserves of crude oil and natural gas and the Present Value of Future Net Revenues (before income taxes) owned by the Company as of December 31, 1997. The information set forth in the following table is based in part upon reserve reports prepared by Netherland, Sewell & Associates, Inc., independent petroleum engineers, ("NSA"), and in part upon reserve reports prepared by the Company, in each case in accordance with the rules and regulations of the Securities and Exchange Commission (the "Commission"). The Company includes as proven reserves, future gas production estimated by NSA to be used as fuel gas. In accordance with the rules and regulations of the Commission, the pre-tax estimate of future net revenues and the pretax present value of future net revenues was increased by approximately $6.4 million and $6.1 million, respectively, representing the effect of hedging transactions entered into as of December 31, 1997.

                                                                         PROVED RESERVES AT
                                                                          DECEMBER 31, 1997
                                                      --------------------------------------------------
                                                      DEVELOPED      DEVELOPED
                                                      PRODUCING     NONPRODUCING   UNDEVELOPED     TOTAL
                                                      ---------     ------------   -----------     -----
                                                                      (DOLLARS IN THOUSANDS)
Net proved reserves:
   Oil (Mbbls)                                           37,287        16,002        15,493        68,782
   Gas (Mmcf)                                            89,862        84,371        63,451       237,684
   MBOE (6 Mcf per Bbl)                                  52,264        30,064        26,068       108,396
Estimated future net revenues (before income taxes)    $248,503      $257,776      $243,861      $750,140
Present value of future net revenues (before income
    taxes; discounted at 10%) (1)                      $285,625      $182,763      $151,063      $619,451
Standardized measure of discounted future net
    cash flows (2)                                                                               $548,537


-----------
     (1) Approximately 80% of the Present Value of Future Net Revenues as determined by the Company (before income taxes; discounted at 10%) is supported by reserve reports which were prepared by NSA, with the remainder supported by reserve reports which were prepared by the Company.
     (2) The Standardized Measure of Discounted Future Net Cash Flows represents the Present Value of Future Net Revenues after income taxes discounted at 10%.

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

     In accordance with the Commission's guidelines, the foregoing estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenue thereof are made using oil and natural gas sales prices in effect as of the date of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. The average prices as of December 31, 1997 for the Company's properties were $17.14 per Bbl of crude oil and $2.17 per Mcf of natural gas. The foregoing prices exclude the effect of net price hedging positions.

Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Oil and Gas Marketing and Major Customers."

PRODUCTIVE WELLS AND ACREAGE

Productive Wells

     The following table sets forth the Company's existing productive wells as of December 31, 1997:

                                                     GROSS             NET
                                                     -----             ---
Oil                                                   623              547
Gas                                                    98               75
                                                     ----             ----
       Total Productive Wells                         721              622
                                                     ====             ====

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 53 had multiple completions.

Acreage Data

     Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 1997.


                                            DEVELOPED ACRES                    UNDEVELOPED ACRES
                                         ---------------------              -----------------------
                                          GROSS          NET                 GROSS            NET
                                         -------       -------              -------         -------
Federal waters                           122,157        74,688              230,069         125,039
State waters and onshore                  60,954        56,851               97,747          70,700
                                         -------       -------              -------         -------
Total                                    183,111       131,539              327,816         195,739
                                         =======       =======              =======         =======


     As of December 31, 1997, the Company holds options covering approximately 10,869 gross acres (5,435 net) in Cameron Parish, Louisiana, and 16,727 gross and net acres in Plaquemines Parish, Louisiana, which allow the Company to conduct 3-D seismic operations on such acreage and to subsequently acquire oil and gas leases.

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

     The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 1995, 1996 and 1997.


                                                  YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------
                                     1995                 1996                1997
                                ---------------      -------------      --------------
                                GROSS      NET       GROSS     NET      GROSS      NET
                                -----      ---       -----     ---      -----      ---
Exploratory Wells:
  Productive                       1       1.0         6       5.5        17      14.9
  Nonproductive                    3       2.0         6       4.6         8       7.4
Development Wells
  Productive                      17      17.0        24      23.7        36      32.4
  Nonproductive                   --        --         1       1.0        --        --
                                ----      ----      ----      ----      ----      ----
         Total                    21      20.0        37      34.8        61      54.7
                                ====      ====      ====      ====      ====      ====

NET PRODUCTION, UNIT PRICES AND COSTS

     The following table presents certain information with respect to oil and gas production and lease operating expenses attributable to all oil and gas property interests owned by the Company for the years ended December 31, 1995, 1996 and 1997.

                                                   YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                            1995           1996           1997
                                            ----           ----           ----
Production:
  Oil (MBbls)                              6,057          7,149          9,945
  Gas (MMcf)                              12,393         18,720         38,916
  MBOE                                     8,123         10,269         16,431
Average Sales Prices (1):
  Oil (per Bbl)                           $17.39         $21.58         $19.09
  Gas (per Mcf)                             1.82           2.79           2.63
  Per BOE                                  15.75          20.10          17.79
Average lease operating
   expenses (per BOE)                      $3.70          $3.52          $3.46

(1) Excludes results of hedging activities. Including the effect of hedging activities, the Company's average oil price per Bbl received was $17.27, $19.70 and $19.08 in the years ended December 31, 1995, 1996 and 1997, respectively, and the average gas price per Mcf received was $1.84, $2.50 and $2.63 in the years ended December 31, 1995, 1996 and 1997, respectively.

OTHER FACILITIES

     The Company currently leases approximately 8,600 square feet of office space in Baton Rouge, Louisiana, where its administrative offices are located, approximately 71,300 square feet of office space in Lafayette, Louisiana and approximately 2,800 square feet of office space in New Orleans, Louisiana, where the Company's technical personnel are collectively located. The Company also leases dock and warehouse space in Venice, Louisiana and Morgan City, Louisiana.

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

ITEM 3: LEGAL PROCEEDINGS

     The Company has been named as a defendant in two purported class action lawsuits described below filed by alleged stockholders of UMC against the UMC directors and the Company alleging, among other things, breaches of the duties of the UMC directors to the stockholders of UMC in connection with the approval of the Merger Agreement, pursuant to which UMC would be merged with and into the Company. No specific damages have been alleged against the Company in the pleadings. The Company believes, and has been advised that management of UMC believes, that the lawsuits are without merit and the Company and UMC intend to defend vigorously the actions.

     On December 29, 1997, a class action complaint (Newman v. Carson, et.al., Civil Action No. 16109-NC) was filed in the Court of Chancery of the State of Delaware, by a person claiming to represent the stockholders of UMC against UMC, each of its directors and the Company. The complaint alleges, among other things, that (i) the members of the UMC Board of Directors breached their fiduciary duties in considering and approving the Merger Agreement, (ii) the consideration offered to UMC stockholders for the sale of control of UMC is inadequate because the intrinsic value of the common stock of UMC is materially in excess of the amount offered for those securities in the Merger giving due consideration to, among other things, anticipated operating results, proven reserves and profitability of the Company, and (iii) the UMC Board of Directors approved the proposed Merger without taking steps to accurately ascertain UMC's market value. The complaint states that the Company was named as defendant to permit the court to grant complete relief. Among other things, the complaint seeks to (i) preliminary and permanently enjoin the Merger; (ii) require the UMC directors to maximize stockholder value by placing UMC up for auction and/or to conduct a "market-check"; (iii) require the defendants to make a full and fair disclosure of all material facts to the class members before the consummations of the Merger; (iv) rescind the Merger should it be consummated prior to the resolution of the lawsuit; and/or (v) recover unspecified damages and costs from the UMC directors for their alleged breach of their fiduciary duties.

     On January 9, 1998, a second class action lawsuit (Robert E. Ross and Betsy
S. Ross v. John B. Brock, et al., Cause No. 98-00845) was filed in the 164the Judicial District Court of Harris County, Texas, by purported stockholders of UMC against the UMC directors and the Company in connection with the proposed UMC Merger. To date, with one exception the allegations of plaintiffs and relief sought in this Texas lawsuit are substantively identical to the allegations set forth in the Delaware case. In the Texas case, however, plaintiffs have asserted a separate claim against the Company for aiding and abetting the alleged breach of duties to UMC stockholders by the UMC directors.

     The Company has received a notice of intent to file a citizens' suit against the Company by a purported representative of several Louisiana environmental groups regarding the discharge of produced water from the Company's East Bay Facilities. See "Business -- Environmental Matters" for a description of this matter and the Company's position on such claims.

     The Company is not a party to any other material pending legal proceedings, other than ordinary routine litigation incidental to its business that management believes would not have a material adverse effect on its financial condition or results of operations.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 4(A):  EXECUTIVE OFFICERS OF THE REGISTRANT

         Officers of the Company serve until their resignation or termination, or until a successor is appointed by the Board of Directors. The following table sets forth certain information concerning the executive officers of the Company:

NAME                             AGE                               POSITION
---                              ---                               --------
James C. Flores                  38         Chairman of the Board of Directors, President & Chief Executive Officer
Richard G. Zepernick, Jr.        37         Executive Vice President -- Exploration & Production and Director
Robert L. Belk                   48         Executive Vice President, Chief Financial Officer, Treasurer and Director
Robert K. Reeves                 40         Executive Vice President -- Administration, General Counsel & Secretary
David J. Morgan                  50         Executive Vice President -- Geology
Michael O. Aldridge              39         Vice President -- Corporate Communications
William S. Flores, Jr.           41         Vice President -- Operations
Doss R. Bourgeois                40         Vice President -- Production
Clint P. Credeur                 41         Vice President -- Reservoir Engineering
Stephen T. Laperouse             41         Vice President -- Land and Business Development
Stephen H. Green                 42         Vice President -- Exploration Geology
James H. Painter                 40         Vice President -- Exploitation Geology
Frank D. Willoughby              32         Vice President -- Controller
John V. Flores                   31         Vice President & Assistant General Counsel

     The following biographies describe the business experience of the executive officers of the Company.

     James C. Flores has served as Chairman of the Board of the Company since its inception in 1992 and as Chief Executive Officer since July 1995. Mr. Flores became President of the Company in 1997. From 1985 to 1992, Mr. Flores served as Vice President of FloRuxco, Inc., an oil and gas exploration company.

     Richard G. Zepernick, Jr. has been with the Company since its inception, presently serving as Executive Vice President -- Exploration & Production. Mr. Zepernick became a director of the Company in September 1994. From May 1993 until June 1997, Mr. Zepernick served as Executive Vice President and Chief Operating Officer. From June 1992 until May 1993, Mr. Zepernick served as Senior Vice President and Secretary of Flores & Rucks, Inc. From 1985 to 1992, Mr. Zepernick served as General Manager of FloRuxco, Inc.

     Robert L. Belk presently serves as Executive Vice President, Chief Financial Officer and Treasurer. From May 1993 until June 1997, Mr. Belk served as Senior Vice President, Chief Financial Officer and Treasurer of the Company. Mr. Belk became a director of the Company in September 1994. Prior to joining the Company, Mr. Belk worked in public accounting for H.J. Lowe & Company from 1988 to 1993. Mr. Belk is a Certified Public Accountant.

     Robert K. Reeves presently serves as Executive Vice President -- Administration, General Counsel & Secretary of the Company. From May 1994 until June 1997, Mr. Reeves served as the Company's Senior Vice President, General Counsel and Secretary. From November 1993 to May 1994, Mr. Reeves served as the Company's Vice President and General Counsel. Prior to joining the Company in 1993, he was a partner in the law firm of Onebane, Bernard, Torian, Diaz, McNamara & Abell in Lafayette, Louisiana.

     David J. Morgan presently serves as Executive Vice President -- Geology. Mr. Morgan joined the Company in 1993 as Vice President Geology and served as Senior Vice President from December 1995 until June 1997. Mr. Morgan has 27 years of experience in the oil and gas industry. From 1983 to 1993, Mr. Morgan served as a geologist for and President of Morgan Resources, LTD., an oil and gas exploration company.

     Michael O. Aldridge joined the Company in 1992 as Vice President and Controller, and became Vice President -- Corporate Communications in September 1996. From 1991 until 1992, he was Vice President and Chief Financial Officer of Fleet Petroleum Partners. Mr. Aldridge is a Certified Public Accountant.

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

     Stephen T. Laperouse presently serves as Vice President -- Land & Business Development. Mr. Laperouse joined the Company in 1995 as Land Manager. From 1980 until 1995, Mr. Laperouse worked as a landman for Conoco, Inc.

     Stephen H. Green presently serves as Vice President -- Exploration Geology. Mr. Green joined the Company in 1995 as Manager of Exploration Geology. From 1988 until 1995, Mr. Green was employed as a geologist with Newfield Exploration.

     James H. Painter presently serves as Vice President -- Exploitation Geology. Mr. Painter joined the Company in 1995 as Manager of Exploitation Geology. Prior to joining the Company, Mr. Painter was employed as a staff geologist with Forest Oil Company from 1985 until 1995.

     Frank D. Willoughby presently serves as Vice President -- Controller. Mr. Willoughby joined the Company in 1993 as Manager of Financial Reporting and was promoted to Assistant Controller in 1994 and Controller in 1996. Mr. Willoughby is a Certified Public Accountant.

     John V. Flores joined the Company in 1997 and presently serves as Vice President & Assistant General Counsel. From 1992 to 1997, Mr. Flores was in the private practice of law.

     James C. Flores, William S. Flores, Jr. and John V. Flores are brothers; there are no other family relationships between any of the executive officers of the Company.

                                     PART II


ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock trades on the NYSE under the symbol "OEI." The following table represents the quarterly high and low sales prices for the Common Stock on the NYSE since March 25, 1996 and, during the prior periods indicated, the high and low bid quotations in the over-the-counter market as quoted by the Nasdaq National Market since the shares became publicly traded (which quotations reflect the inter-dealer prices, without retail mark-up, mark-down or commission an may not necessarily represent actual transactions).

                                         HIGH         LOW
                                         ----         ----
1996
   First Quarter                        18 3/4      13 1/2
   Second Quarter                       36 3/8      17 7/8
   Third Quarter                        41 1/2      28 3/4
   Fourth Quarter                       54 3/8      38 3/8
1997
   First Quarter                        56          38
   Second Quarter                       53 1/8      38 7/8
   Third Quarter                        70 1/8      41 1/4
   Fourth Quarter                       70 9/16     46 1/4



     As of February 12, 1998 there were approximately 163 holders of record of the Common Stock.

     The Company does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company's debt instruments include certain restrictions on the payment of cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

ITEM 6: SELECTED FINANCIAL DATA

     The selected financial data set forth below for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 for the Company are derived from the audited financial statements. The selected historical financial data are qualified in their entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to the Company's operations, see "Business" and "Properties."

                                                                               DECEMBER 31,
                                                       ---------------------------------------------------------
                                                        1993        1994         1995         1996        1997
                                                        ----        ----         ----         ----        ----
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
STATEMENT OF OPERATIONS AND
 OTHER FINANCIAL AND
 OPERATING DATA:
REVENUE & EXPENSE DATA:
Revenues                                               $47,483     $75,395     $127,970     $188,451    $292,180
Direct Operating Expenses                               19,201      30,324       40,047       47,098      67,902
General & Administrative Expenses                        5,032      10,351       11,312       16,154      19,137
Depreciation, Depletion & Amortization                  20,140      36,459       54,084       74,652     121,623
Interest Expense                                         1,055       4,507       17,620       17,954      27,385
Loss on Production Payment Repurchase
 and Refinancing (1)                                        --      16,681           --           --          --
Net Income (Loss) Before Income Tax
 Benefit and Extraordinary Item                          2,227     (22,179)       5,210       32,988      57,639
Income Tax Expense (Benefit) (2)                            --          --       (4,692)      12,037      20,189
Net Income (Loss) Before Extraordinary
 Item                                                    2,227     (22,179)       9,902       20,951      37,450
Extraordinary Loss on Early Extinguishment
 of Debt, Net of Tax                                        --          --           --           --      19,301
Net Income (Loss)                                        2,227     (22,179)       9,902       20,951      18,149

Earnings per Common Share Before
 Extraordinary Item (3)
        Basic                                            $0.18      $(2.06)       $0.66     $   1.13  $     1.86
        Diluted                                           0.18       (2.06)        0.66         1.09        1.79

Earnings per Common Share After Extraordinary
  Item (3)
        Basic                                            $0.18      $(2.06)       $0.66     $   1.13  $     0.90
        Diluted                                           0.18       (2.06)        0.66         1.09        0.87

BALANCE SHEET DATA:

Oil and Gas Assets, Net                              $ 122,374   $ 160,311    $ 179,944    $ 355,698   $ 722,666
Total Assets                                           131,613     181,344      215,457      460,710     822,938
Long - Term Debt                                        13,448     154,039      171,692      284,142     389,652
Deferred Revenue on Production Payments                108,784          --           --           --          --
Stockholders' Equity                                      (825)      9,703       19,976      105,153     305,272

OTHER FINANCIAL DATA:

EBITDA (4)                                           $  23,422   $  35,855     $ 77,645    $ 129,100   $ 208,322
Net Cash Provided By (Used In):
  Operating Activities (5)                             103,112    (115,485)      59,489      126,753     173,622
  Investing Activities                                (100,741)    (46,607)     (77,699)    (293,132)   (465,428)
  Financing Activities                                  (2,400)    162,462       17,853      171,926     286,047
Capital Expenditures (6)                               123,600      74,477       73,652      251,305     488,591


                                                                              DECEMBER 31,
                                                       ---------------------------------------------------------
                                                        1993          1994        1995         1996        1997
                                                        ----          ----        ----         ----        ----
OPERATING DATA:
Sales Volumes:
  Oil (MBbls)                                            2,850        4,286       6,057        7,149       9,945
  Gas (MMcf)                                             3,704        7,234      12,393       18,720      38,916
  MBOE                                                   3,467        5,492       8,123       10,269      16,431
Average Prices (7):
  Oil (per Bbl)                                         $13.82       $14.24      $17.39       $21.58      $19.09
  Gas (per MCF)                                           1.81         1.76        1.82         2.79        2.63
  BOE (per BOE)                                          13.30        13.42       15.75        20.10       17.79
Lease Operating Expenses (per BOE)                       $4.10        $4.29       $3.70        $3.52       $3.46

---------

(1) The amount shown for the year ended December 31, 1994 represents primarily the excess of the purchase price of certain non-recourse volumetric production payments over the book value of the production payments liability as of December 7, 1994.

(2) The Company was formed as an S corporation under the Internal Revenue Code and, as such, all income taxes were the obligation of the Company's stockholders. Therefore, through the date of the initial public offerings closed by the Company in December 1994 (the "Initial Offerings"), no historical federal or state income tax expense has been provided for in the financial statements. In conjunction with the Initial Offerings, the Company converted to a C corporation under the Internal Revenue Code. The Company recorded a deferred tax asset of $6.3 million, offset by a valuation allowance of $6.3 million at December 31, 1994 and a deferred tax asset of $4.7 million at December 31, 1995. As a result of the reversal of the valuation allowance, the Company recorded a net income tax benefit of $4.7 million in the year ended December 31, 1995. See Note 5 to the Consolidated Financial Statements.

(3) If the Company had recognized a tax provision at statutory rates for the year ended December 31, 1995, rather than an income tax benefit, earnings per common share would have been $0.22 for such period.

(4) Earnings before interest, taxes, depreciation, depletion and amortization. EBITDA has not been reduced for the recognition of noncash revenues associated with production payments. EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and does not represent the measure of cash available for distribution. EBITDA is not intended as an alternative to earnings from continuing operations or net income. EBITDA may not be comparable to similarly titled measures presented by other companies and could be misleading unless all companies and analysts calculate them in the same fashion.

(5) Cash flow from operating activities in 1993 includes $95.7 million from the sale of production payments. Cash flow from operating activities for the year ended December 31, 1994 was reduced by $123.6 million related to the repurchase of production payments.

(6) Includes $115.5 million in the year ended December 31, 1993 related to the acquisition of the East Bay Complex, $117.6 million in the year ended December 31, 1996 related to the acquisition of the Central Gulf Properties and $55.9 million and $59.9 million in the year ended December 31, 1997 related to the Main Pass Acquisition and the acquisition of the South Pass Properties, respectively.

(7) Excludes results of hedging activities which increased (decreased) revenue recognized in the 1993, 1994, 1995, 1996 and 1997 periods by $1.2 million, $1.7 million, $(0.5) million, $(18.7) million and $(0.1) million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $14.23, $14.56, $17.27, $19.70 and $19.08 in the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively, and the average gas price per Mcf received was $1.81, $1.84 and $2.50 in the years ended December 31, 1994, 1995 and 1996, respectively. The Company did not enter into any hedging activities relating to gas during 1993 and 1997.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion and analysis of the Company's financial condition and results of operations and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in or incorporated by reference into this Form 10-K.

GENERAL

     The Company is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas with operations focused primarily in the Gulf of Mexico, one of the most prolific oil and gas producing regions in the United States. As of December 31, 1997, the Company had estimated proved reserves of approximately 68.8 MMBbls of oil and
237.7 Bcf of natural gas, or an aggregate of approximately 108.4 MMBOE, with a Present Value of Future Net Revenues of approximately $619.5 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $548.5 million. On a BOE basis, approximately 63% of the Company's proved reserves on such date were oil. The majority of the Company's existing proved reserves are attributable to Company operated wells or leases and approximately 76% of these reserves were classified as proved developed at December 31, 1997.

     The Company's activities have historically been focused primarily in three geographically distinct areas in the Gulf of Mexico region, consisting of the Company's holdings in the Delta Area, Central Gulf Area and the Onshore Exploratory Area. Most recently, the Company has become active in the Deepwater Gulf through both its joint venture with Conoco, Inc. and its high bid in a recent federal lease sale on six blocks in the Keathley Canyon area of the Deepwater Gulf. For a detailed description of the Company's operations, see "Business."

     On December 23, 1997, the Company announced that it has entered into the Merger Agreement with UMC that provides in part for a stock-for-stock merger of UMC with and into the Company. The Company will be the surviving company in the Merger and will retain the name Ocean Energy, Inc. Pursuant to the Merger Agreement at the effective time of the Merger, the Company's stockholders will receive 2.34 shares of the combined company's common stock for each share of the Company's common stock then owned and UMC stockholders will receive 1.30 shares of the combined company's common stock for each share of UMC common stock then owned. Total shares outstanding following the Merger will be approximately 100 million, of which approximately 53.6% will be owned by the Company's historic shareholders and 46.4% by UMC shareholders. The Merger is expected to be treated as pooling of interests for accounting purposes and is expected to close by April 1998. The Merger is subject to approval by the shareholders of both companies, and to customary regulatory approvals. On January 9, 1998, the Company filed with the Securities and Exchange Commission a registration statement under the 1933 Act that includes a joint proxy statement and prospectus relating to the Company's 1998 Annual Meeting of Stockholders and including a proposal to approve the Merger. Total costs relating to the Merger for both the Company and UMC are expected to be approximately $28.0 to $32.0 million, and will be expensed upon the closing of the Merger.

     Each of the Company and UMC are liable to the other for a $40.0 million termination fee (the "Termination Fee") if the Merger Agreement is terminated under certain circumstances. In general, the Termination Fee is payable by the Company if: (i) UMC terminates the Merger Agreement due to the Company's breach of its covenant not to solicit or negotiate the acquisition by a third party of stock or assets of the Company; (ii) either party terminates the Merger Agreement due to failure to obtain the necessary stockholders' approvals or to consummate the Merger prior to July 31, 1998, and the Company has received a Takeover Proposal (as defined below) and the UMC stockholders have not voted to disapprove the Merger; provided, no Termination Fee is payable unless within 12 months of the termination the Company or any of its subsidiaries consummates any Takeover Proposal (as defined below); or (iii) the Company terminates the Merger Agreement because it has received a Superior Proposal (as defined below), and the Company's board determines in good faith that there is a substantial probability that the Company's stockholders will not approve the Merger. In general, the Termination Fee is payable by UMC under similar circumstances.

     The following table reflects certain information with respect to the Company's oil and gas properties.


                                                        YEAR ENDED DECEMBER 31,
                                                 -----------------------------------
                                                    1995         1996        1997
                                                 ---------     --------      -------
                                                (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
SALES VOLUMES
          Oil (MBbls)                                6,057        7,149        9,945
          Gas (MMcf)                                12,393       18,720       38,916
          Oil and Gas (MBOE)                         8,123       10,269       16,431

          REVENUES (1)
          Total Oil Revenues                      $105,360     $154,284     $189,839
          Total Gas Revenues                        22,581       52,175      102,437

          AVERAGE SALES PRICES (1)
          Oil (per Bbl)                           $  17.39     $  21.58     $  19.09
          Gas (per Mcf)                               1.82         2.79         2.63
          Per BOE                                    15.75        20.10        17.79

          Severance Taxes                         $ 10,023     $ 10,906     $ 11,077
          Lease Operating Expenses                $ 30,023     $ 36,192     $ 56,825
          Lease Operating Expenses (per BOE)      $   3.70     $   3.52     $   3.46

--------

(1) Excludes results of hedging activities which decreased revenue recognized in the 1995, 1996 and 1997 periods by $(0.5) million, $(18.7) million and $(0.1) million, respectively. Including the effect of hedging activities, the Company's average oil price received was $17.27, $19.70 and $19.08 in the years ended December 31, 1995, 1996 and 1997, respectively, and the average gas price received was $1.84, $2.50 and $2.63 in the years ended December 31, 1995, 1996 and 1997, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997

     Revenues. The following table reflects an analysis of differences in the Company's oil and gas revenues between the year ended December 31, 1997, and the comparable 1996 period:


                                                                 YEAR ENDED 1997
                                                                   COMPARED TO
                                                                 YEAR ENDED 1996
                                                                 ---------------
                                                                 (IN THOUSANDS)
Increase (decrease) in oil and gas revenues resulting from
  differences in:
  Crude oil and condensate--
     Price                                                           $ (25,769)
     Production                                                         60,612
                                                                     ---------
                                                                        34,843

  Natural gas--
     Price                                                              (6,030)
     Production                                                         56,292
                                                                        50,262
  Hedging, net                                                          18,624

  Increase in oil and gas revenues                                   $ 103,729
                                                                     =========

     The Company's total revenues increased approximately $103.7 million, or 55%, to $292.2 million for the year ended December 31, 1997, from $188.5 million for the comparable period in 1996. Production levels for the year ended December 31, 1997, increased 60% to 16,431 MBOE from 10,269 MBOE for the comparable period in 1996. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the year ended December 31, 1997 were $19.09 per Bbl and $2.63 per Mcf versus $21.58 per Bbl and $2.79 per Mcf in the prior period. Revenues increased (decreased) by $116.9 million due to the aforementioned production increases, partially offset by $(31.8) million as a result of decreased oil and gas prices. For the year ended December 31, 1997, the Company recognized production of 5,078 MBOE and related revenues of $90.0 million associated with the Central Gulf Properties, versus 680 MBOE and related revenues of $14.8 million for the period of September 26, 1996 (the date of the acquisition of such properties) through December 31, 1996.

     For the year ended December 31, 1997, the Company's total revenues were further affected by a $18.6 million increase in hedging revenues. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters - Energy Swap Agreements." The Company's average sales prices (including hedging activities) for oil and natural gas for the year ended December 31, 1997 were $19.08 per Bbl and $2.63 per Mcf versus $19.70 per Bbl and $2.50 per Mcf in the prior period.

     Lease operating expenses. Lease operating expenses decreased to $3.46 per BOE for the year ended December 31, 1997, from $3.52 per BOE in the comparable 1996 period. This decrease is primarily the result of increased production in the Company's oil and gas fields, which have substantial fixed operating costs due to the capital intensive nature of the facilities and the underutilization of capacity. For the year ended December 31, 1997, total lease operating expenses were $56.8 million, as compared to $36.2 million in the 1996 period. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production and an increase of approximately $11.8 million relating to lease operating expenses of the Central Gulf Properties acquired in September 1996. In addition, workover expenses for the year ended December 31, 1997, increased by $0.3 million to $2.8 million, as compared to $2.5 million in the comparable 1996 period.

     Severance taxes. The effective severance tax rate as a percentage of oil and gas revenues (excluding the effect of hedging activities) decreased to 3.8% in the year ended December 31, 1997, from 5.3% in the comparable 1996 period. The decrease was primarily due to increased production from new wells on federal leases, including wells located on the Central Gulf Properties, and from state leases which were exempt from state severance tax under Louisiana's severance tax abatement program.

     General and administrative expenses. General and administrative expenses per BOE decreased to $1.16 per BOE for the year ended December 31, 1997, from $1.57 per BOE for the comparable 1996 period. For the year ended December 31, 1997, general and administrative expenses were $19.1 million as compared to $16.2 million in the comparable 1996 period. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's acquisitions in 1996 and 1997, as well as an increase in franchise taxes due to the issuance of $160 million of the Company's 9 3/4% Senior Subordinated Notes due 2006 (the "9 3/4% Notes") on September 26, 1996 and an increase in advertising as a result of the Company's name change on June 17, 1997, partially offset in the 1997 period by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties. In addition, in the 1996 period, the Company expensed $0.9 million associated with efforts to purchase and oil and gas property outside of its United States cost center.

     Depreciation, depletion, and amortization expense. For the year ended December 31, 1997, depreciation, depletion and amortization ("DD&A") expense was $121.6 million as compared to $74.7 million in the comparable 1996 period. On a BOE basis, DD&A for the year ended December 31, 1997, was $7.40 per BOE as compared to $7.27 per BOE for the year ended December 31, 1996. This variance can primarily be attributed to the Company's increased production and related current and future capital costs from the 1996 and 1997 drilling programs and the Company's purchase of the Central Gulf Properties, partially offset by the increase in proved reserves resulting from the programs and the acquisition.

     Interest expense. For the year ended December 31, 1997, interest expense increased approximately $9.4 million to $27.4 million, from $18.0 million in the comparable 1996 period. This increase is primarily a result of an increase of approximately $11.5 million from the comparable 1996 period relating to the 9 3/4% Notes issued in September 1996 and interest expense of approximately
$8.9 million related to the issuance of $200 million of the Company's 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Notes") in July 1997. In addition, interest expense increased in both periods due to a higher average balance on the Company's $250.0 million senior revolving bank credit facility (the "Revolving Credit Facility"). The increase was partially offset by a decrease in interest expense of approximately $7.0 million as a result of the Company's purchase of $124.8 million of the $125.0 million in original principal amount of the Company's 13 1/2% Senior Notes due 2004 (the "13 1/2% Notes") on July 22, 1997, and by an increase in the amount of interest capitalized in the 1997 period, as a result of an increase in the Company's unevaluated assets, including additional acreage and seismic data.

     Income tax expense (benefit). For the year ended December 31, 1997, the Company recorded income tax expense of $20.2 million, as compared to $12.0 million in the comparable 1996 period.

     Extraordinary loss on early extinguishment of debt. On July 22, 1997, the Company purchased approximately $124.8 million of the $125.0 million in original principal amount of the 13 1/2% Notes for approximately $151.5 million. This repurchase resulted in an after tax extraordinary charge of $19.3 million, representing the difference between the purchase price and the net carrying value of the 13 1/2% Notes.

     Net income. Due to the factors described above, net income before an extraordinary charge for the year ended December 31, 1997, increased to $37.5 million, an increase of $16.5 million or 79% from net income of $21.0 million for the comparable 1996 period. Including the effect of the extraordinary charge, the Company recorded net income of $18.1 million for the year ended December 31, 1997.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1996

     Revenues. The following table reflects an analysis of differences in the Company's oil and gas revenues between the year ended December 31, 1996, and the comparable 1995 period:


                                                                YEAR ENDED 1996
                                                                  COMPARED TO
                                                                YEAR ENDED 1995
                                                                ---------------
                                                                 (IN THOUSANDS)
Increase (decrease) in oil and gas revenues resulting from
  differences in:
  Crude oil and condensate--
     Price                                                           $  29,929
     Production                                                         18,995
                                                                     ---------
                                                                        48,924

  Natural gas--
     Price                                                              18,067
     Production                                                         11,527
                                                                        29,594
                                                                     ---------
  Hedging and other, net                                               (18,037)
                                                                     ---------
  Increase in oil and gas revenues                                   $  60,481
                                                                     =========

     The Company's total revenues increased approximately $60.5 million, or 47%, to $188.5 million for the year ended December 31, 1996, from $128.0 million for the comparable period in 1995. Production levels for the year ended December 31, 1996, increased 26% to 10,269 MBOE from 8,123 MBOE for the comparable period in 1995. The Company's average sales prices (excluding hedging activities) for oil and natural gas for the year ended December 31, 1996 were $21.58 per Bbl and $2.79 per Mcf versus $17.39 per Bbl and $1.82 per Mcf in the prior period. Revenues increased by $30.5 million due to the aforementioned production increases and by $48.0 million as a result of increased oil and gas prices. For the year ended December 31, 1996, the Company recognized additional production of 680 MBOE and related revenues of $14.8 million associated with the acquisition of the Central Gulf Properties.

     For the year ended December 31, 1996, the Company's total revenues were further affected by a $18.2 million decrease in hedging revenues. This decrease is the result of significant increases in product prices in 1996. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. See "--Other Matters - Energy Swap Agreements." The Company's average sales prices (including hedging activities) for oil and natural gas for the year ended December 31, 1996, were $19.70 per Bbl and $2.50 per Mcf versus $17.27 per Bbl and $1.84 per Mcf in the prior period.

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

     General and administrative expenses. For the year ended December 31, 1996, general and administrative expenses were $16.2 million as compared to $11.3 million in the comparable 1995 period. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's acquisition of the Central Gulf Properties, partially offset in the 1996 period by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties. In addition, the Company expensed $0.9 million relating to costs associated with efforts to purchase an oil and gas property outside of its United States cost center.

     Depreciation, depletion, and amortization expense. For the year ended December 31, 1996, DD&A expense was $74.7 million as compared to $54.1 million in the comparable 1995 period. On a BOE basis, DD&A for the year ended December 31, 1996, was $7.27 per BOE as compared to $6.66 per BOE for the year ended December 31, 1995. This variance can primarily be attributed to the Company's increased production and related current and future capital costs from the 1995 and 1996 drilling programs and the Company's purchase of the Central Gulf Properties, partially offset by the increase to proved reserves resulting from the programs and the acquisition.

     Interest expense. For the year ended December 31, 1996, interest expense increased approximately $0.4 million to $18.0 million, from $17.6 million in the comparable 1995 period. This increase is primarily a result of interest expense of approximately $4.1 million related to the issuance of the Company's 9 3/4% Notes in September 1996. The increase was partially offset by the repayment of a portion of the Company's debt with proceeds from the public offering of 4.5 million shares of common stock at $14.75 per share in March 1996 and the issuance of the 9 3/4% Notes. The increase was also partially offset by increases in the amount of interest capitalized in the 1996 period, as a result of an increase in the Company's unevaluated assets, including additional acreage and seismic data.

     Income tax expense (benefit). For the year ended December 31, 1996, the Company recorded income tax expense of $12.0 million, as compared to a $4.7 million benefit in the comparable 1995 period. During 1995, the Company eliminated the valuation allowance related to a deferred tax asset based on management's belief that it was more likely than not that the Company would realize such asset in future periods. See Note 5 to the Consolidated Financial Statements.

     Net income. Due to the factors described above, net income for the year ended December 31, 1996, increased to $21.0 million, an increase of $11.1 million or 112% from net income of $9.9 million for the comparable 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary table reflects comparative cash flows for the Company for the years ended December 31, 1995, 1996 and 1997:


                                                                       YEAR ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                  1995         1996         1997
                                                                --------    ---------     ---------
                                                                            (IN THOUSANDS)
Net cash provided by operating activities                       $59,489     $126,753      $173,622
Net cash used in investing activities                           (77,699)    (293,132)     (465,428)
Net cash provided by financing activities                        17,853      171,926       286,047

     For the year ended December 31, 1997, net cash provided by operating activities increased by $46.9 million as compared to the year ended December 31, 1996. This increase related primarily to an increase in revenues, partially offset by increases in lease operating expenses, severance taxes, general and administrative expenses, interest expense and the extraordinary loss related to the purchase of substantially all of the 13 1/2% Notes. In addition, timing differences with respect to payment on certain receivable and payable balances affect cash provided by operating activities at any period end.

     Cash used in investing activities during the year ended December 31, 1997, increased to $465.4 million as compared to $293.1 million in the comparable 1996 period. This increase relates primarily to the Company's Main Pass Acquisition on March 7, 1997, for a net purchase price of approximately $55.9 million, the acquisition of the South Pass Properties for a net purchase price of $59.9 million and increased drilling activity, leasehold purchases and seismic purchases in the 1997 period. These increases were partially offset by the sale of the Company's interest in the South Marsh Island 269 field which generated cash of $33.5 million in the 1997 period. Cash used in investing activities during the year ended December 31, 1996 included $117.6 million for the Company's purchase of the Central Gulf Properties.

     Financing activities during the year ended December 31, 1997, generated cash of $286.0 million, as compared to $171.9 million in the comparable 1996 period. On July 2, 1997, the Company completed the offering of its 8 7/8% Notes at a discount for proceeds of approximately $199.7 million (before offering costs). Net proceeds to the Company were approximately $195.2 million, which were used primarily to finance the purchase of substantially all of the 13 1/2% Notes and to repay indebtedness on the Revolving Credit Facility. On November 18, 1997, the Company completed a public offering of 3.1 million shares of common stock at a price of $59.875 per share. Net proceeds to the Company were approximately $178.2 million, which were used to repay outstanding indebtedness under the Revolving Credit Facility, a portion of which was incurred to finance the acquisition of the South Pass Properties. The increase in cash during the 1996 period was primarily a result of the completion of a public offering of 4.5 million shares of common stock at a price of $14.75 per share and the issuance of the 9 3/4% Notes, which yielded net proceeds to the Company of $62.2 million and $154.0 million, respectively. The increase in cash for the 1997 period was partially offset by the repayment of (i) a $13.0 million note to Shell Offshore, Inc. and (ii) the Company's net borrowing of $30.5 million on its Revolving Credit Facility in the 1997 period as compared to its net repayments $32.2 million in the 1996 period.

     Capital requirements. The Company's capital investments to date have focused primarily on exploration, acquisitions and development of proved properties. The Company's expenditures for property acquisition, exploration and development for the years ended December 31, 1995, 1996 and 1997 are as follows:


                                                                               YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------
                                                                           1995        1996          1997
                                                                         -------     --------      --------
                                                                                  (IN THOUSANDS)
         Property acquisition costs of evaluated properties              $   624     $ 59,419      $ 67,458
         Property acquisition costs of unevaluated properties              2,381       69,766        90,095
         Reclass of properties held for resale                                 -      (37,200)            -
         Exploration costs (drilling and completion)                      12,153       31,767        96,718
         Development costs (drilling and completion)                      42,443       81,616       128,638
         Abandonment costs                                                   236          352           230
         Geological and geophysical costs                                  5,953       13,999        18,904
         Capitalized interest and general and administrative costs         4,476        9,191        20,217
         Other capital costs                                               5,386       22,395        66,331
                                                                         -------     --------      --------
                                                                         $73,652     $251,305      $488,591
                                                                         =======     ========      ========

     The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company intends to finance capital expenditures related to this strategy primarily with funds provided by operations and borrowings under the Revolving Credit Facility. During the year ended December 31, 1997, the Company spent $225.4 million on exploration and development drilling and $18.9 million on 3-D seismic surveys and other geological and geophysical costs. Substantially all of other capital costs for the year ended December 31, 1997 related to capital costs incurred on production facilities and flowlines. The Company is also a party to two escrow agreements that provide for the future plugging and abandonment costs associated with oil and gas properties. The first agreement, related to the East Bay Fields, requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40.0 million, unless the Company commits to the plugging and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to Main Pass 69, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7.5 million. As of December 31, 1997, the escrow balances totaled $8.5 million.

     The Company has budgeted $303.7 million for 1998 exploration and development drilling activities and an additional $21.3 million for other direct capital expenditures including lease acquisitions and seismic purchases. In addition, included in other assets at December 31, 1997, is $23.9 million of advance payments for seismic data which will not be received until 1998. The Company's other primary capital requirements include approximately $15.6 million for payment of interest on the 9 3/4% Notes, approximately $17.8 million for payment of interest on the 8 7/8% Notes and amounts for interest payments on any borrowings the Company may incur under the Revolving Credit Facility. The Company expects to fund its obligations with operating cash flow and borrowings under the Revolving Credit Facility.

     Upon the closing of the Merger, the capital budgets of the Company and UMC will be modified, and the combined total will be approximately $600.0 million for 1998. In addition, the credit facilities of the Company and UMC will be combined and initial discussions with certain banks have indicated that the borrowing base will be approximately $500.0 million (the "New Revolving Credit Facility").

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

     Liquidity. The ability of the Company to satisfy its obligations and fund planned capital expenditures both independently and upon closing of the Merger will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented if necessary with existing cash balances and borrowings under the Revolving Credit Facility or the New Revolving Credit Facility. The Company expects that both independently and upon closing of the Merger its cash flow from operations and availability under the Revolving Credit Facility or the New Revolving Credit Facility will be adequate to execute its 1998 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations and availability under the Revolving Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

     The Revolving Credit Facility has a borrowing base of $200.0 million. The lenders may redetermine the borrowing base at their option once within any 12-month period as well as on scheduled redetermination dates as outlined in the Revolving Credit Facility. The Revolving Credit Facility terminates on October 31, 2000, unless the Company requests and is granted a one-year deferral of such termination.

     Under the terms of the Revolving Credit Facility, the Company is required to comply with certain financial tests, which may reduce the $200.0 million borrowing base. As of December 31, 1997, these financial tests did not operate to reduce the borrowing base. As of February 12, 1998, the Company's outstanding balance on its Revolving Credit Facility was $81.5 million. The Company had remaining availability of $118.5 million under the Revolving Credit Facility as of February 12, 1998.

     Effects of Leverage. The Company has outstanding indebtedness of approximately $389.7 million as of December 31, 1997. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the Indentures (as defined herein) require the Company to meet certain financial tests, and contain other restrictions which limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired.

     The Company is required to make semi-annual interest payments of $7.8 million on its 9 3/4% Notes each April 1 and October 1 through the year 2006 and semi-annual interest payments of approximately $8.9 million on its 8 7/8% Notes each January 15 and July 15 through the year 2007. In addition, the Company is required to make quarterly interest payments on the Revolving Credit Facility based on outstanding borrowings for the quarterly period. The Company may also, at its discretion, make principal payments on the Revolving Credit Facility.

     Pursuant to the indenture governing the 9 3/4% Notes (together with the indenture governing the 8 7/8% Notes, the "Indentures"), the Company may not incur any Indebtedness other than Permitted Indebtedness (as defined in the Indentures) unless the Company's Consolidated Fixed Charge Coverage Ratio (as defined in the Indentures) for the four full fiscal quarters preceding the proposed new Indebtedness is greater than 2.5 to 1.0, after giving pro forma effect to the proposed new Indebtedness, the application of the proceeds of such Indebtedness and other significant transactions during the period.

     In accordance with the terms of the Indentures, if the Company disposes of oil and gas assets, it must apply such proceeds to permanently pay down certain indebtedness or within a specified time from the date of the asset sale, purchase additional oil and gas assets. If proceeds not applied as indicated above exceed $15.0 million ($20.0 million with respect to the 8 7/8% Notes), the Company shall be required to offer to purchase outstanding 9 3/4% Notes, 8 7/8% Notes or other pari passu indebtedness in an amount equal to the unapplied proceeds. A similar provision exists with respect to the 13 1/2% Notes, of which only $245,000 in principal amount currently remains outstanding.

     The Company believes it is currently in compliance with all covenants contained in the respective Indentures and has been in compliance since the issuance of the 13 1/2% Notes, the 9 3/4% Notes and the 8 7/8% Notes.

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

OTHER MATTERS

     Energy swap agreements. The Company engages in futures contracts with certain of its production through master swap agreements ("Swap Agreements"). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of these activities is to protect against decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5.0 million line of credit for use in conjunction with its hedging activities. As of December 31, 1997, the fair market value of all contracts covered by the Swap Agreements was approximately $6.8 million.

     As of December 31, 1997, after giving effect to three hedges that were unwound in January 1998, the Company's open forward position on its outstanding crude oil Swaps was 4,500 MBbls at an average price of $19.88 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas Swaps.

     As a result of hedging activity under the Swap Agreements, the Company estimates that on a BOE basis, approximately 20% of its estimated 1998 production which is classified as proved reserves as of December 31, 1997, will not be subject to price fluctuation for 1998.

     Currently, it is the Company's intention to commit no more than 50% of its production on a BOE basis to such arrangements at any point in time. Moreover, under the Revolving Credit Facility the Company is prohibited from committing more than 80% of its production estimates for the next 24 months to such arrangements at any point in time. As the current swap agreements expire, the portion of the Company's oil and natural gas production which is subject to price fluctuations will increase substantially, unless the Company enters into additional hedging transactions.

     Price fluctuations and volatile nature of markets. Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold in the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices which are subject to price fluctuations resulting from changes in world supply and demand. Any significant decline in prices for oil and gas could have a material adverse effect on the Company's financial position, results of operations and quantities of reserves recoverable on an economic basis.

     Gas balancing. It is customary in the industry for various working interest partners to produce more or less than their entitlement share of natural gas from time to time. The Company's net overproduced position decreased from 2,059,954 Mcf at December 31, 1996, to 478,507 Mcf at December 31, 1997. This decrease is primarily the result of the Company's Main Pass Acquisition. During the 4th quarter of 1997, the Company changed its method of recognizing revenue and imbalance obligations to the entitlement method of accounting. The impact of this change was not material.

     Environmental. The Company's business is subject to certain federal, state, and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions, terminations or inability to meet applicable bonding requirements could materially and adversely affect the Company's financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, to date such compliance has not had a material adverse effect on the earnings or competitive position of the Company. It is possible that such regulations in the future may add to the cost of operating offshore drilling equipment or may significantly limit drilling activity. The Company has included $10.0 million in its 1998 exploration and development capital budget to reformat operations for alternative disposal of water produced from its offshore wells in accordance with an approved zero discharge disposal plan. See "Business - Governmental Regulation," "- Environmental Matters" and "- Abandonment Costs."

     The OPA imposes ongoing requirements on a responsible party including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence financial responsibility of up to $10.0 million depending on gross tonage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. This amount is subject to upward regulatory adjustment up to $150.0 million.

     Year 2000 compliance. The Company is currently in the process of evaluating its information technology infrastructure for the year 2000 ("Year 2000") compliance. The Company's primary information systems are in the process of being replaced with fully compliant new systems as part of a regularly scheduled upgrade to meet the Company's growing capacity and performance requirements. These replacements are expected to be completed by early 1999.

     The Company does not expect that the cost to modify and replace its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption in its operations as a result of any failure by the Company to be in compliance. The costs of these projects and the date on which the Company plans to complete modifications and replacements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

     The Company does not currently have any information concerning the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

     The Company has not incurred significant costs related to Year 2000 compliance prior to December 31, 1997, other than internal costs to evaluate the extent of compliance.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Independent Public Accountants..................................  34
Consolidated Balance Sheets as of December 31, 1997 and 1996..............  35
Consolidated Statements of Operations for the years ended
        December 31, 1997, 1996 and 1995..................................  36
Consolidated Statements of Stockholders' Equity for the
        years ended December 31, 1997, 1996 and 1995......................  37
Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995..................................  38
Notes to Consolidated Financial Statements................................  39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Ocean Energy, Inc. and subsidiaries:

     We have audited the accompanying consolidated balance sheets of Ocean Energy, Inc. (a Delaware corporation) and subsidiaries, as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Energy, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                     ARTHUR ANDERSEN LLP

New Orleans, Louisiana
February 16, 1998

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                   DECEMBER 31,
                                                                           ------------------------
                                                                              1997           1996
                                                                           ---------      ---------
Current assets:
    Cash and cash equivalents                                              $      --      $   5,759
    Joint interest receivables                                                 5,819          2,002
    Oil and gas sales receivables                                             39,077         33,770
    Accounts receivable - other                                                1,007          1,500
    Assets held for resale                                                        --         37,200
    Prepaid expenses                                                             992          1,213
    Other current assets                                                       3,763          2,415
                                                                           ---------      ---------
       Total current assets                                                   50,658         83,859
Oil and gas properties - full cost method
    Evaluated                                                                851,993        464,485
    Less accumulated depreciation, depletion, and
       amortization                                                         (310,315)      (188,692)
                                                                           ---------      ---------
                                                                             541,678        275,793

    Unevaluated properties excluded from amortization                        180,988         79,905

Other assets:
    Furniture and equipment, less accumulated depreciation of
       $5,272 and $2,773 in 1997 and 1996, respectively                        6,772          4,287
    Restricted deposits                                                        8,497          6,323
    Deferred financing costs                                                  10,468         10,543
    Other assets                                                              23,877             --
                                                                           ---------      ---------
       Total assets                                                        $ 822,938      $ 460,710
                                                                           =========      =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable and accrued liabilities                               $  93,830      $  47,718
    Oil and gas sales payable                                                  7,559          7,831
    Accrued interest                                                          12,778          5,521
    Current notes payable                                                         --            127
    Deposit on assets held for resale                                             --          3,720
                                                                           ---------      ---------
       Total current liabilities                                             114,167         64,917
Long-term debt                                                               389,652        284,142
Deferred tax liability                                                        12,337          6,098
Other liabilities                                                              1,510            400
Stockholders' equity:
    Preferred stock, $.01 par value; authorized 10 million shares,
       no shares issued or outstanding at December 31, 1997 and 1996              --             --
    Common stock, $.01 par value; authorized 100 million shares issued and outstanding 22.897 million shares and 19.641 million
       shares at December 31, 1997 and 1996, respectively                        229            196
    Paid-in capital                                                          273,757         91,820
    Retained earnings                                                         31,286         13,137
                                                                           ---------      ---------
       Total stockholders' equity                                            305,272        105,153
                                                                           ---------      ---------
       Total liabilities and stockholders' equity                          $ 822,938      $ 460,710
                                                                           =========      =========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    1997           1996           1995
                                                 ---------      ---------      ---------
Oil and gas sales                                $ 292,180      $ 188,451      $ 127,970

Operating expenses:
    Lease operations                                56,825         36,192         30,023
    Severance taxes                                 11,077         10,906         10,023
    Depreciation, depletion and amortization       121,623         74,652         54,084
                                                 ---------      ---------      ---------
       Total operating expenses                    189,525        121,750         94,130
General and administrative expenses                 19,137         16,154         11,312
Interest expense                                    27,385         17,954         17,620
Interest income and other                           (1,506)          (395)          (302)
                                                 ---------      ---------      ---------
Income before taxes and extraordinary item          57,639         32,988          5,210
Income tax expense (benefit)                        20,189         12,037         (4,692)
                                                 ---------      ---------      ---------
Income before extraordinary item                    37,450         20,951          9,902
Extraordinary loss on early extinguishment
    of debt, net of taxes                           19,301             --             --
                                                 ---------      ---------      ---------
Net income                                       $  18,149      $  20,951      $   9,902
                                                 =========      =========      =========


Earnings (loss) per common share - basic
    Income before extraordinary item             $    1.86      $    1.13      $    0.66
    Extraordinary item                               (0.96)            --             --
                                                 ---------      ---------      ---------
    Net income                                   $    0.90      $    1.13      $    0.66

Earnings (loss) per common share - diluted
    Income before extraordinary item             $    1.79      $    1.09      $    0.66
    Extraordinary item                               (0.92)            --             --
                                                 ---------      ---------      ---------
    Net income                                   $    0.87      $    1.09      $    0.66


Weighted average common and common
    equivalent shares outstanding
      Basic                                         20,106         18,601         15,043
      Diluted                                       20,934         19,251         15,115

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                  RETAINED
                                                   COMMON      PAID-IN      EARNINGS
                                                    STOCK      CAPITAL      (DEFICIT)      TOTAL
                                                  --------     --------     ---------     --------
Balance at December 31,1994                       $    150     $ 27,269     $(17,716)     $  9,703
    Sale of stock                                       --          370           --           370
    Net income                                          --           --        9,902         9,902
                                                  --------     --------     --------      --------
Balance at December 31,1995                       $    150     $ 27,639     $ (7,814)     $ 19,975
    Sale of stock - public offering                     45       62,146           --        62,191
    Sale of stock - exercise of stock options            1        2,035           --         2,036
    Net income                                          --           --       20,951        20,951
                                                  --------     --------     --------      --------
Balance at December 31,1996                       $    196     $ 91,820     $ 13,137      $105,153
    Sale of stock - public offering                     31      177,715           --       177,746
    Sale of stock - exercise of stock options            2        4,222           --         4,224
    Net income                                          --           --       18,149        18,149
                                                  --------     --------     --------      --------
Balance at December 31,1997                       $    229     $273,757     $ 31,286      $305,272
                                                  ========     ========     ========      ========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                     YEAR ENDED DECEMBER 31,
                                                             --------------------------------------
                                                               1997           1996          1995
                                                             --------      ---------      ---------
Operating activities:
    Net income                                               $ 18,149      $  20,951      $   9,902
    Adjustments to reconcile net income (loss) to net
       cash provided by (used in) operating activities:
       Depreciation, depletion and amortization
         Oil and gas properties                               121,623         74,652         54,084
          Furniture and equipment                               2,499          1,515            667
          Amortization of deferred financing costs              1,381            764            610
       Deferred hedge revenue                                    (133)          (470)           204
       Deferred tax expense (benefit)                           6,238         10,790         (4,692)

    Changes in operating assets and liabilities:
       Accrued interest                                         7,257          1,570          1,555
       Receivables                                             (8,631)       (19,206)        (7,055)
       Prepaid expenses                                           221           (823)           126
       Other current assets                                    (1,348)        (1,990)          (352)
       Accounts payable and accrued liabilities                26,637         32,627          1,957
       Oil and gas sales payable                                 (271)         2,653          2,483
       Deposit on assets held for resale                           --          3,720             --
                                                            ---------      ---------      ---------
Net cash provided by operating activities                     173,622        126,753         59,489
                                                            ---------      ---------      ---------
Investing activities:
    Additions to oil and gas properties and furniture
       and equipment                                         (472,857)      (291,068)       (75,740)
    Increase in restricted deposits                            (2,173)        (2,064)        (1,959)
    Increase in other assets                                  (23,878)            --             --
    Proceeds from sale of oil and gas properties               33,480             --             --
                                                            ---------      ---------      ---------
Net cash used in investing activities                        (465,428)      (293,132)       (77,699)
                                                            ---------      ---------      ---------

Financing activities:
    Sale of stock                                             181,970         64,227            370
    Borrowings on notes payable                               649,660        242,120         99,000
    Payments of notes payable                                (544,382)      (128,264)       (81,358)
    Deferred financing costs                                   (1,201)        (6,157)          (159)
                                                            ---------      ---------      ---------
Net cash provided by financing activities                     286,047        171,926         17,853
                                                            ---------      ---------      ---------
Increase (decrease) in cash and cash equivalents               (5,759)         5,547           (357)
Cash and cash equivalents, beginning of the period              5,759            212            569
                                                            ---------      ---------      ---------
Cash and cash equivalents, end of the period                $      --      $   5,759      $     212
                                                            =========      =========      =========

Interest paid during the period                             $  31,550      $  20,897      $  18,288
                                                            =========      =========      =========

     The accompanying notes to consolidated financial statements are an integral part of these statements.

                               OCEAN ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

     Organization

     Ocean Energy, Inc., a Delaware corporation, its predecessors and their respective subsidiaries (the "Company"), is an independent energy company engaged in the exploration, development, acquisition and production of crude oil and natural gas, with operations primarily in the coastal onshore and shallow offshore regions of Louisiana (the "Louisiana Gulf"). The Company was formed in April 1992 to take advantage of opportunities to acquire and develop certain offshore properties in the Louisiana Gulf. Since its inception, the Company has grown primarily through purchases (primarily from major oil and gas companies) of oil and gas properties having substantial production histories, complex geographical structures and substantial exploration potential. These properties are situated primarily in the Louisiana Gulf. In order to reduce risk, the Company uses state-of-the-art seismic evaluation technology in its exploration and development activities. The seismic evaluation technology is integrated with subsurface data to improve the Company's ability to properly define the structural and stratigraphic features which potentially contain accumulation of hydrocarbons.

     In December 1994, the Company closed initial public offerings (the "Initial Offerings") issuing 5,750,000 shares of common stock at $10 per share and $125 million of 13 1/2% Senior Notes due December 1, 2004 (the "13 1/2% Notes").

     On December 23, 1997, the Company announced that it has entered into a merger agreement (the "Merger Agreement") with United Meridian Corporation ("UMC") that provides in part for a stock-for-stock merger of UMC with and into the Company (the "Merger"). The Company will be the surviving company in the Merger and will retain the name Ocean Energy, Inc. Pursuant to the Merger Agreement at the effective time of the Merger, the Company's stockholders will receive 2.34 shares of the combined company's common stock for each share of the Company's common stock then owned and UMC stockholders will receive 1.30 shares of the combined company's common stock for each share of UMC common stock then owned. Total shares outstanding following the Merger will be approximately 100 million, of which approximately 53.6% will be owned by the Company's historic shareholders and 46.4% by UMC shareholders. The Merger is expected to be treated as pooling of interests for accounting purposes and is expected to close by April 1998. The Merger is subject to approval by the shareholders of both companies, and to customary regulatory approvals. On January 9, 1998, the Company filed with the Securities and Exchange Commission a registration statement under the 1933 Act that includes a joint proxy statement and prospectus relating to the Company's 1998 Annual Meeting of Stockholders and including a proposal to approve the Merger. Included in prepaid expenses is approximately $0.4 million of accumulated merger costs. Upon completion or termination of the merger, such costs, as well as costs incurred during 1998, will be expensed. Total costs related to the Merger for both the Company and UMC, if consummated, are expected to be approximately $28.0 to $32.0 million.

     The Company and UMC are liable to the other for a $40.0 million termination fee (the "Termination Fee") if the Merger Agreement is terminated under certain circumstances. In general, the Termination Fee is payable by the Company if: (i) UMC terminates the Merger Agreement due to the Company's breach of its covenant not to solicit or negotiate the acquisition by a third party of stock or assets of the Company; (ii) either party terminates the Merger Agreement due to failure to obtain the necessary stockholders' approvals or to consummate the Merger prior to July 31, 1998, and the Company has received a Takeover Proposal (as defined) and the UMC stockholders have not voted to disapprove the Merger; provided, no Termination Fee is payable unless within 12 months of the termination the Company or any of its subsidiaries consummates any Takeover Proposal (as defined); or (iii) the Company terminates the Merger Agreement because it has received a Superior Proposal (as defined), and the Company's board determines in good faith that there is a substantial probability that the Company's stockholders will not approve the Merger. In general, the Termination Fee is payable by UMC under similar circumstances.

     As with other independent oil and gas producers, the Company is subject to numerous uncertainties and commitments associated with its operations. For example, the Company's results of operations are highly dependent

                               OCEAN ENERGY, INC.

upon the prices received for oil and gas. In addition, the Company will be required to make substantial future capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and gas properties.

     Subsidiary Guaranty

     All of the Company's operating income and cash flow is generated by Ocean Energy, Inc., a Louisiana corporation ("Ocean Louisiana"), a wholly owned subsidiary and the Subsidiary Guarantor of the Company. The separate financial statements of Ocean Louisiana are not included herein because (i) Ocean Louisiana is the only direct active subsidiary of the Company; (ii) Ocean Louisiana has fully and unconditionally guaranteed the 13 1/2% Notes, the $160 million of 9 3/4% Senior Subordinated Notes due 2006 (the "9 3/4% Notes") and the $200 million of 8 7/8% Senior Subordinated Notes due 2007 (the "8 7/8% Notes"), (iii) the aggregate assets, liabilities, earnings, and equity of Ocean Louisiana are substantially equivalent to the assets, liabilities, earnings and equity of the Company on a consolidated basis; and (iv) the presentation of separate financial statements and other disclosures concerning Ocean Louisiana are not deemed material.

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

     Oil and Gas Properties

     The Company's exploration and production activities are accounted for under the full cost method. Under this method, all acquisition, exploration and development costs, including certain related employee costs, incurred for the purpose of finding oil and gas are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals, and costs related to such activities. Employee costs associated with production operations and general corporate activities are expensed in the period incurred. The Company capitalized $7.6 million, $3.9 million and $1.6 million of employee related costs directly associated with the acquisition, development or exploration of oil and gas properties during the years ended December 31, 1997, 1996 and 1995, respectively. The Company's proportionate interests in properties held under joint venture, partnership or similar arrangements are included in oil and gas properties. Transactions involving sales of reserves in place, unless unusually significant, are recorded as adjustments to oil and gas properties. Capitalized costs are limited to the sum of the present value of future net revenues discounted at 10% related to estimated production of proved reserves (which includes deferred hedge revenue) and the lower of cost or estimated fair value of unevaluated properties.

     Depreciation, depletion and amortization of oil and gas properties are computed on a composite unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development, restoration, dismantlement and abandonment costs associated therewith, are included in the computation base. A majority of the oil and gas reserves are estimated periodically by independent petroleum engineers. The Company evaluates all unevaluated oil and gas properties on a quarterly basis to determine if any impairment has occurred or if the property has been otherwise evaluated. If a property has been evaluated, or if there is determined to be any impairment, costs related to the particular unevaluated properties are reclassified as an evaluated oil and gas property, and thus subject to amortization if there are proved reserves associated with the related cost center. Otherwise, such impairment will be recognized in the period in which it occurs.

                               OCEAN ENERGY, INC.

     Furniture and Equipment

     Depreciation is computed using the straight-line method over the estimated useful lives of the assets, which range from 3 to 5 years.

     Oil and Gas Revenue

     During the fourth quarter of 1997, the Company converted to the entitlement method of accounting from the sales method of accounting for gas imbalances. The Company believes the entitlement method more closely follows the accrual basis of accounting. The conversion did not materially impact the Company's results of operations or financial position on a cumulative basis or for any of the periods presented. Under the entitlement method, the Company records as revenue only that portion of gas production sold and allocable to its ownership interest in the related well. Any gas production proceeds received in excess of its ownership interest are reflected as a liability in the accompanying consolidated financial statements. As of December 31, 1997, the Company is in a net overdelivered position of 478,507 Mcf.

     The Company records as oil and gas revenue the payments received from (or made to) a third party under contracts to hedge future oil and gas production (See Note 11).

     Statements of Cash Flows

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

     Earnings Per Common Share

     In February 1997, the FASB issued Statement No. 128 ("SFAS 128"), "Earnings Per Share", which simplifies the computation of earnings per share ("EPS"). SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement for all prior period EPS data presented. Under SFAS 128, the Company computes two earnings per share amounts - basic EPS and EPS assuming dilution. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding for the periods. Weighted average number of shares of common stock outstanding for the 1997, 1996 and 1995 periods were 20,106,475, 18,601,445 and 15,043,122, respectively. EPS assuming dilution is based on the weighted average number of shares of common stock outstanding for the periods, including common equivalent shares which reflect the dilutive effect of stock options granted to certain employees and outside directors on various dates through December 31, 1997. Dilutive options that are issued during a period or that expire or are canceled during a period are reflected in EPS assuming dilution computations for the time they were outstanding during the periods being reported. Common equivalent shares for the 1997, 1996 and 1995 periods were 827,945, 649,061 and 72,120, respectively. For the years ended December 31, 1997 and 1995, the Company had 473,000 and 645,000 options which were considered antidilutive as a result of the exercise price of the options exceeding the average price for the period, and therefore are not included in the calculation of common equivalent shares. There were no options considered antidilutive for the year ended December 31, 1996.

     Deferred Financing Costs

     Deferred financing costs are reflected net of accumulated amortization of approximately $2.8 million as of December 31, 1997, and are related to the sale of the 9 3/4% Notes and the 8 7/8% Notes and the senior revolving bank credit facility (the "Revolving Credit Facility"). Deferred financing costs are being amortized on a straight-line basis over the life of the related loans.

                               OCEAN ENERGY, INC.

     Other assets

     Included in other assets at December 31, 1997, is $23.9 million of advance payments for seismic data which will not be received until 1998.

     Fair Value of Financial Instruments

     Fair value of cash, cash equivalents, accounts receivable and accounts payable approximate book value at December 31, 1997. Fair value of debt is determined based upon market value, if traded, or discounted at the estimated rate the Company would incur currently on similar debt.

     Reclassifications

     Certain reclassifications have been made to conform financial statement presentation between periods.

     Accounting Standards

     In June 1997, the FASB issued Statement No. 130 ("SFAS 130"), "Reporting Comprehensive Income", and Statement No. 131 ("SFAS 131"), "Disclosures About Segments of an Enterprise and Related Information". SFAS 130 establishes standards for reporting and display of comprehensive income in the financial statements. Comprehensive income is the total of net income and all other non-owner changes in equity. SFAS 131 requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. In addition, in February 1998 the FASB issued Statement No. 132 ("SFAS 132"), "Employers' Disclosures About Pensions and Other Postretirement Benefits", concerning employer disclosure about pension plans and other postretirement benefits. SFAS 130, SFAS 131 and SFAS 132 are effective for 1998. Adoption of these standards is not expected to have an effect on the Company's financial statements, financial position or results of operations.

2.   STOCKHOLDERS' EQUITY

     In January 1995, the Company issued 40,000 shares of common stock relating to the exercise of the over allotment option granted to the underwriters for the Initial Offerings for net proceeds of $0.4 million.

     On March 19, 1996, the Company completed a public offering of 4.5 million shares of common stock at a price of $14.75 per share. Net proceeds of the to the Company were approximately $62.2 million.

     On November 18, 1997, the Company completed a public offering of 3.1 million shares of common stock at a price of $59.875 per share. Net proceeds to the Company were approximately $178.2 million.

     In 1997, the Company adopted a shareholder rights plan (the "Rights Plan"), pursuant to which preferred stock purchase rights (the "Rights") have been distributed to holders of the Company's common stock. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from attempting to gain control of the Company without negotiating with the Board of Directors. The Company is not aware of any effort to acquire control of the Company, but adopted the Rights Plan concurrently with its execution of the Merger Agreement with UMC.

     The Rights will expire on December 22, 2007. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of the Company's common stock (an "Acquiring Person"), or commences a tender offer which would result in ownership of 15 percent or more of such stock. Under the Rights Plan, one Right to purchase one one-hundredth of a share of a new series of junior preferred stock of the Company at an exercise price of $240.00 per one one-hundredth of a share (subject to adjustment) was issued for each

                               OCEAN ENERGY, INC.

outstanding share of the Company's common stock held at the close of business on January 9, 1998 (the "Record Date").

     Under certain circumstances the Rights "flip in" and enable the holders (other than an Acquiring Person) to buy the Company's common stock at a 50 percent discount. Under other circumstances, the Rights "flip over" and entitle the holders (other than an Acquiring Person) to buy shares of the acquirer's common stock at a 50 percent discount.

     The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.001 per Right payable in cash or common stock, subject to adjustment, at any time until 10 business days (subject to extension) after the first public announcement that an Acquiring Person has become such.

3.   INVESTMENT IN OIL AND GAS PROPERTIES

     On September 26, 1996, the Company acquired from Mobil Oil and Producing Southeast, Inc. ("Mobil"), certain interests in eleven oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana (the "Central Gulf Properties"), for approximately $117.6 million. At December 31, 1996, one of the eleven Central Gulf Properties was reclassified as "Assets held for resale". The subject property was sold on January 3, 1997, for $37.2 million. No gain or loss was recognized on the sale.

     On March 7, 1997, the Company completed an acquisition of certain interests in various state leases in the Main Pass Block 69 field, offshore Plaquemines Parish, Louisiana, for a net purchase price of $55.9 million (the "Main Pass Acquisition"). The acquisition included interests situated contiguous to the Company's pre-existing Main Pass 69 holdings, acquired from Shell Oil Company, its affiliates and subsidiaries ("Shell") in June 1992 ("Main Pass 69").

     On October 15, 1997, the Company acquired certain oil and gas interests in various federal leases in the South Pass 61 and 65 fields (the "South Pass Properties") from Shell for a net purchase price of $59.9 million. The Company has acquired a 50% working interest in the fields and has become operator of the properties. The acquisition includes interest in 95 producing wells located on approximately 26,250 gross acres. Also on October 15, 1997, the Company entered into an exploratory joint venture agreement with Shell which establishes an Area of Mutual Interest ("AMI") covering approximately 240 square miles located in coastal and offshore areas of Plaquemines Parish, Louisiana. Under the terms of the oil and gas exploration agreement, the Company and Shell have agreed to contribute existing leasehold, project inventory and proprietary 3-D seismic data within the AMI. The Company expects the venture to spud the initial exploratory well in 1998.

                               OCEAN ENERGY, INC.

     The following table discloses certain financial data relative to the Company's oil and gas producing activities, substantially all of which are located in the offshore waters of the continental United States.

                                                          1997           1996            1995
                                                       ----------     ----------      -----------
                                                         (IN THOUSANDS, EXCEPT PER UNIT AMOUNTS)
Costs incurred during period:
  Capitalized
    Purchase of producing properties                   $   67,458     $   59,419      $      624
    Purchase of unevaluated properties                     90,095         69,766           2,381
    Properties held for resale                                 --        (37,200)             --
    Exploration costs                                     115,621         45,766          18,106
    Development costs, including capitalized
      workovers                                           194,970        104,011          47,829
    Plugging and abandonment costs                            230            352             236
    Capitalized interest on unevaluated properties
      and capitalized general and administrative
      costs                                                20,217          9,191           4,476
                                                       ----------     ----------      ----------
                                                       $  488,591     $  251,305      $   73,652
                                                       ==========     ==========      ==========
Charged to expense
  Operating costs:
    Recurring lease operating expenses                 $   54,017     $   33,709      $   28,648
    Major maintenance expenses                              2,808          2,483           1,375
                                                       ----------     ----------      ----------
      Total operating costs                            $   56,825     $   36,192      $   30,023
                                                       ==========     ==========      ==========
    Severance taxes                                    $   11,077     $   10,906      $   10,023
                                                       ==========     ==========      ==========
Oil and gas properties:
  Balance, beginning of period                         $  544,390     $  293,984      $  220,331
  Additions                                               488,591        287,606          73,653
  Properties held for resale                                   --        (37,200)             --
                                                       ----------     ----------      ----------
  Balance, end of period                               $1,032,981     $  544,390      $  293,984
                                                       ==========     ==========      ==========
Accumulated depreciation, depletion and
    Amortization ("DD&A"):
    Balance, beginning of period                       $  188,692     $  114,040      $   60,020
      Provision for depreciation, depletion and
           amortization                                   121,623         74,652          54,020
                                                       ----------     ----------      ----------
    Balance, end of period                                310,315        188,692         114,040
                                                       ----------     ----------      ----------
       Net capitalized costs                           $  722,666     $  355,698      $  179,944
                                                       ==========     ==========      ==========

DD&A per BOE                                           $     7.40     $     7.27      $     6.66

                               OCEAN ENERGY, INC.

     The following table discloses financial data (expressed in thousands of dollars) associated with capitalized unevaluated costs as of December 31, 1997. These costs relate primarily to acquisition, lease and seismic costs, the majority of which will be evaluated over a four year period.


                        BALANCE AT               COSTS INCURRED DURING THE
                        DECEMBER 31,              YEARS ENDED DECEMBER 31,
                                      -----------------------------------------------
                           1997         1997         1996         1995          1994
                         --------     --------     --------     --------     --------
Acquisition costs        $129,248     $ 88,774     $ 32,699     $  1,789     $  5,986
Exploration costs          38,350       23,845       10,672        3,833           --
Development costs           1,072        1,072           --           --           --
Capitalized interest       12,318        8,550        2,685        1,031           52
                         --------     --------     --------     --------     --------
                         $180,988     $122,241     $ 46,056     $  6,653     $  6,038
                         ========     ========     ========     ========     ========

4.   RESTRICTED DEPOSITS

     The Company, as the operator of certain oil and gas properties, is a party to two escrow agreements. The first, related to its interest in the South Pass 24 and 27 fields acquired from Shell in June 1993 (the "East Bay Fields"), requires monthly deposits of $100,000 through June 30, 1998, and $350,000 thereafter until the balance in the escrow account equals $40.0 million unless the Company commits to the plug and abandonment of a certain number of wells in which case the increase will be deferred. The second agreement, related to its interest in the Main Pass 69 field, required an initial deposit of $250,000 and monthly deposits thereafter of $50,000 until the balance in the escrow account equals $7.5 million. These deposits are to provide for the future plugging and abandonment costs associated with the oil and gas properties. Such funds are restricted as to withdrawal by the agreements. With respect to any specifically planned plugging and abandoning operation, funds are partially released when the Company presents to the escrow agent the planned plugging and abandoning operations approved by the applicable governmental agency, with the balance released upon the presentation by the Company to the escrow agent of evidence from the governmental agency that the operation was conducted in compliance with applicable laws and regulations. The escrow agent for both agreements is an unrelated financial institution. As of December 31, 1997 and 1996, the escrow balances were approximately $8.5 million and $6.3 million, respectively.

5.   INCOME TAXES

     The components of the income tax provision (benefit) before the extraordinary charge for each of the periods presented are as follows:


                                 1997       1996         1995
                               -------     -------     -------
                                     (IN THOUSANDS)
Current                        $    --     $    --     $    --
Deferred                        20,189      12,037      (4,692)
                               -------     -------     -------
      Total                    $20,189     $12,037     $(4,692)
                               =======     =======     =======

     Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

                               OCEAN ENERGY, INC.

                                           1997         1996           1995
                                         --------      --------      --------
                                                    (IN THOUSANDS)
Net operating loss carryforward          $ 14,182      $ 11,271      $  3,849
Temporary differences:
      Oil and gas properties              (26,519)      (17,369)        1,735
      Other                                    --            --          (892)
                                         --------      --------      --------
Total deferred tax (liability) asset     $(12,337)     $ (6,098)     $  4,692
                                         ========      ========      ========


     The Company was originally formed as an S corporation under the Internal Revenue Code and, as such, all income taxes were the obligation of the Company's stockholders. In conjunction with the Initial Offerings, the Company converted to a C corporation under the Internal Revenue Code. Because the Company was only formed in 1992, did not have a long earnings history and incurred a loss in 1994, a valuation allowance was provided against the deferred tax asset at December 31, 1994. During 1995, due in part to drilling successes, increases in realized prices and reductions in unit production costs, the Company generated income from operations. At December 31, 1995, management evaluated recent operating performance, reserves, expectations for continued higher realized product prices and increased operational efficiencies. Based upon these factors, management believed it was more likely than not the Company would generate sufficient future income such that the deferred tax asset would be realized. As a result, in 1995 the Company reversed the valuation allowance and recognized a tax benefit of $4.7 million.

     The principal reasons for the differences between income taxes before the extraordinary charge computed at the statutory federal income tax rate and the income tax provision (benefit) are as follows:


                                                 1997                     1996                         1995
                                        -----------------------  ------------------------   ------------------------
                                                       % OF NET                  % OF NET                  % OF NET
                                                        INCOME                    INCOME                     INCOME
                                                        BEFORE                    BEFORE                     BEFORE
                                          AMOUNT        TAXES      AMOUNT         TAXES        AMOUNT         TAXES
                                                                 (AMOUNTS IN THOUSANDS)
Income tax expense computed
    at the statutory federal income
    tax rate                            $ 20,174           35     $ 11,546            35      $  1,824            35
Change in valuation allowance                 --           --           --            --        (6,304)         (121)
Other, net                                    15           --          491             1          (212)           (4)
                                        --------     --------     --------      --------      --------      --------
Income tax provision (benefit)          $ 20,189           35     $ 12,037            36      $ (4,692)          (90)
                                        ========     ========     ========      ========      ========      ========

     At December 31, 1997, the Company had regular tax net operating loss carryforwards of approximately $37.8 million and alternative minimum tax net operating loss carryforwards of approximately $12.9 million. These loss carryforward amounts will expire during the years 2009 through 2112.

6.   RELATED PARTY TRANSACTIONS

     During 1996, the Company purchased a working interest ownership in a field where the Company had an existing working interest from an officer of the Company for $0.2 million.

     During 1997, 1996 and 1995, the Company paid $1.5 million , $1.4 million and $1.0 million, respectively, to an affiliate of a stockholder associated with an overriding royalty interest owned by it.

                               OCEAN ENERGY, INC.

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

     Effective November 1, 1995, the Company entered into a consulting agreement for geological services with a party related to an officer of the Company. The original term of this agreement expired on October 31, 1997, and the term has been extended such that the new expiration date of the agreement is October 31, 1998. In 1995, the Company paid $5,200 pursuant to the agreement as well as $5,000 for other miscellaneous geological consulting services received. In addition, in 1995 the Company paid $50,000 for services rendered in connection with an oil and gas prospect assigned to it by such party. In 1997 and 1996, the Company paid $107,952 and $110,565, respectively, relating to the agreement.

7.   LONG-TERM DEBT

         Long-term debt consisted of the following at:

                                                                                DECEMBER 31,
                                                                           ----------------------
                                                                             1997          1996
                                                                           --------     ---------
                                                                               (IN THOUSANDS)
$250.0 million revolving bank facility, bearing interest
  as described below, collateralized by first mortgage on
  substantially all of the Company's proven producing properties           $ 30,500     $     --

Senior unsecured notes bearing interest at 13 1/2% payable
  semi-annually on June 1 and December 1 of each year, commencing
  June 1, 1995, due December 1, 2004                                            245      125,000

$160.0 million senior subordinated unsecured notes bearing interest at
  9 3/4% payable semi-annually on April 1 and October 1 of each year, commencing April 1, 1997, due October 1, 2006,
  issued at a discount for proceeds of $159.1 million                       159,230      159,142

$200.0 million senior subordinated unsecured notes bearing interest at
  8 7/8% % payable semi-annually on January 15 and July 15 of each year, commencing January 15, 1998, due July 15, 2007,
  issued at a discount for proceeds of $199.7 million                       199,677           --

Promissory note to Union Planters Bank bearing interest at Wall Street
  Prime due February 10, 1997, collateralized by a Company
  owned seaplane                                                                 --           91

Capital lease from Green Tree Vendor Services Corp. due August
  1997, collateralized by certain computer equipment                             --           36
                                                                           --------     --------

         Total debt                                                         389,652      284,269
         Less:  Current portion                                                  --          127
                                                                           --------     --------
         Total long-term debt                                              $389,652     $284,142
                                                                           ========     ========

                               OCEAN ENERGY, INC.

     The Revolving Credit Facility, governed by the Second Amended and Restated Credit Agreement among Ocean Energy, Inc. and The Chase Manhattan Bank ("Chase"), as Agent, (the "Credit Agreement"), is a three year term facility maturing on October 31, 2000, unless the maturity date is extended in accordance with the Credit Agreement. The banks associated with the Revolving Credit Facility have committed to a $250.0 million facility and currently have agreed to a $200.0 million borrowing base. The Company and Chase can redetermine the borrowing base at its option once within any twelve month period as well as on scheduled redetermination dates as outlined in the Credit Agreement. Upon the closing of the Merger, it is expected that the credit facilities of the Company and UMC will be combined (the "New Revolving Credit Facility").

     The Company's ability to draw additional amounts on the Revolving Credit Facility is limited to the extent that the Company cannot meet certain financial tests which are outlined in the Credit Agreement. As of December 31, 1997, the Company meets these tests. The loan agreement for the Revolving Credit Facility contains restrictive covenants substantially similar to those for the 9 3/4% Notes and the 8 7/8% Notes. The Revolving Credit Facility also includes certain additional covenants and restrictions relating to the activities of the Company which are customary for similar credit facilities and are not expected to have a material adverse effect on the conduct of the Company's business.

     At the Company's option, borrowings under the Revolving Credit Facility bear interest either at the base rate (the higher of the federal funds rate plus 0.5% per annum or the Agent's prime commercial lending rate) or the London Interbank Offered Rate ("LIBOR"), in the latter case plus an applicable margin of 125 to 175 basis points, depending upon the percentage of usage on the Revolving Credit Facility. As of December 31, 1997, the Company had no outstanding letters of credit under its Revolving Credit Facility.

     On September 26, 1996, the Company completed the offering of the 9 3/4% Notes at a discount for proceeds of approximately $159.1 million (before offering costs). Interest on the notes is payable semi-annually on April 1 and October 1 of each year. Net proceeds to the Company were approximately $154.0 million, which was used primarily to complete the acquisition of the Central Gulf Properties (See Note 3). On July 2, 1997, the Company completed the offering of the 8 7/8% Notes at a discount for proceeds of approximately $199.7 million (before offering costs). Interest is payable semi-annually on January 15 and July 15 of each year. Proceeds to the Company were approximately $195.2 million, which were used primarily to finance the purchase of the 13 1/2% Notes and to repay outstanding indebtedness under the Company's Revolving Credit Facility. On July 22, 1997, the Company amended the Indenture governing its 13 1/2% Notes, removing the principal restrictive covenants and purchased approximately $124.8 million of the $125.0 million in original principal amount of the 13 1/2% Notes for approximately $151.5 million. This purchase resulted in an extraordinary charge of $19.3 million, net of a deferred tax benefit of $11.6 million. The extraordinary charge represented the difference between the purchase price and related expenses and the net carrying value of the 13 1/2% Notes.

     The Indentures relating to the 13 1/2% Notes, 9 3/4% Notes and the 8 7/8% Notes contain certain covenants, including, with limitation, covenants with respect to the following matters: (i) limitation on indebtedness; (ii) limitation on restricted payments; (iii) limitation on issuances and sales of restricted subsidiary stock; (iv) limitation on sale/leaseback transactions (v) limitation on transactions with affiliates (vi) limitation on liens; (vii) disposition of proceeds of asset sales; (viii) limitation on dividends and other payment restrictions affecting subsidiaries; and (ix) limitation of mergers, consolidations and transfers of assets.

     During 1997, 1996 and 1995, the Company capitalized interest of $12.8 million, $5.3 million and $2.8 million, respectively, on interest costs associated with unevaluated assets (i) on which exploration and development activities are in progress and (ii) are not currently being depreciated.

                               OCEAN ENERGY, INC.

     Aggregate minimum principal payments for debt (expressed in thousands of dollars) at December 31, 1997, for the next five years and thereafter are as follows:


                        1998               $     --
                        1999                     --
                        2000                 30,500
                        2001                     --
                        2002                     --
                        Thereafter          359,152
                                           --------
                                           $389,652

8.   EMPLOYEE BENEFIT PLANS

     The Company has a 401(K) plan which covers all employees. The Company's contributions to the plan during 1997, 1996 and 1995 were $0.7 million, $0.5 million and $0.5 million, respectively.

      Stock-Based Compensation Plans

     Under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), companies can either record expense based on the fair value of stock-based compensation upon issuance or elect to remain under the "APB Opinion No. 25" method whereby no compensation cost is recognized upon grant if certain requirements are met. The Company is continuing to account for its stock-based compensation plans under APB Opinion No. 25. However, proforma disclosures as if the Company adopted the cost recognition requirements under SFAS 123 are presented below.

     Had compensation for the Company's 1997, 1996 and 1995 grants for stock-based compensation plans been determined consistent with SFAS 123, the Company's net income and earnings per common share for the years ended December 31, 1997, 1996 and 1995 would have approximated the proforma amounts below:


                                                                  DECEMBER 31,
                               ----------------------------------------------------------------------------------
                                        1997                           1996                         1995
                               ---------------------          ---------------------        ----------------------
                                  AS                            AS                            AS
                               REPORTED     PROFORMA          REPORTED      PROFORMA       REPORTED      PROFORMA
                               --------     --------          --------      --------       --------      ---------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Net income before
   extraordinary item          $37,450       $33,301          $20,951       $19,544         $9,902       $9,779

Net income after
   extraordinary item          $18,149       $14,000          $20,951       $19,544         $9,902       $9,779


Earnings per common share
   before extraordinary item
     Basic                       $1.86         $1.66           $1.13          $1.05          $0.66        $0.65
     Diluted                      1.79          1.59            1.09           1.02           0.66         0.65

Earnings per common share
   after extraordinary item
     Basic                       $0.90         $0.70           $1.13          $1.05          $0.66        $0.65
     Diluted                      0.87          0.67            1.09           1.02           0.66         0.65

                               OCEAN ENERGY, INC.

     The effects of applying SFAS 123 in this proforma disclosure are not indicative of future amounts. SFAS 123 does not apply to grants prior to 1995, and additional awards in the future are anticipated.

     Prior to consummation of the Initial Offerings, the Company's Board of Directors adopted and the stockholders approved a long-term incentive plan. The plan provided for not more than 1,500,000 shares of common stock to be issued to employees and directors of the Company. In 1995, the Board of Directors also adopted and the stockholders approved a long-term incentive plan for non-executive employees. This plan has an evergreen provision that replenishes options available for grant to 300,000 on January 1 of each year. Effective in January 1998, the evergreen provision was amended to provide for the replenishment of the options available for grant to 600,000 on January 1 of each year. In 1996, the Board of Directors adopted a plan that provides for not more than 1,000,000 shares of common stock to be issued to employees of the Company. Substantially all outstanding options will vest upon consummation of the Merger. A summary of the Company's stock options under both plans as of December 31, 1997, 1996 and 1995 and changes during the years ended on those dates is presented below:

                                                                   DECEMBER 31,
                                      -------------------------------------------------------------------------------
                                              1997                        1996                         1995
                                      -----------------------    -------------------------   ------------------------
                                      NUMBER OF    WGTD. AVG.    NUMBER OF     WGTD. AVG.    NUMBER OF     WGTD. AVG.
                                       OPTIONS    EXER. PRICE     OPTIONS     EXER. PRICE     OPTIONS     EXER. PRICE
                                      ---------   -----------    ---------    -----------    ---------    -----------
Outstanding at beginning of year      1,897,302     $16.23       1,495,500       $11.13       645,000         10.00
Granted                                 748,500      46.13         693,500        24.91       856,500         11.97
Canceled                                 (5,334)     16.37        (195,167)       11.09        (6,000)         9.38
Exercised                              (156,131)     11.97         (96,531)       10.06            --            --
                                      ---------                  ---------                   --------

Outstanding at end of year            2,484,337     $24.81       1,897,302       $16.23      1,495,500       $11.13

Options exercisable at year-end       1,067,216     $13.93         565,580       $11.01        261,667       $10.31

Options available for future grant      545,476                        542                    131,042

Weighted average fair value of
    options granted during the year      $21.55                     $11.48                      $4.66

     The fair value of each option granted during the periods presented is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: (i) dividend yield of 0%, (ii) expected volatility of 42.67%, 41.16%, 35.07% in the years 1997, 1996 and 1995, respectively, (iii)
risk-free interest rate of 6.39%, 6.21% and 5.58% in the years 1997, 1996 and 1995, respectively, and (iv) expected life of 5 years.

     The following table summarizes information about stock options outstanding at December 31, 1997:

                                 OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                        ------------------------------------------            ---------------------------
           RANGE OF       NUMBER          WGTD. AVG.     WGTD. AVG.             NUMBER          WGTD AVG.
           EXERCISE     OUTSTANDING        REMAINING      EXERCISE            EXERCISABLE       EXERCISE
            PRICES      AT 12/31/97    CONTRACTUAL LIFE     PRICE             AT 12/31/97         PRICE
           --------     -----------    ----------------  ---------            -----------       ---------
          $9 - $19        1,072,132         7             $11.32                 856,022          $11.13
         $19 - $29          374,105         9              19.40                 116,661           19.40
         $29 - $39          289,600         9              32.59                  94,533           32.60
         $39 - $49          706,500        10              45.75                      --              --
         $49 - $59           42,000        10              52.38                      --              --
                          ---------        --             ------               ---------          ------
          $9 - $59        2,484,337         9             $25.50               1,067,216          $13.93
                          =========        ==             ======               =========          ======

                               OCEAN ENERGY, INC.

     In addition, in 1995, the Company issued 4,125 shares of stock which are considered bonus shares.

     The Company is self-insured for employee medical benefits up to annual stop-loss limits of $25,000 per covered person, subject to an annual aggregate stop-loss limit of $1.0 million. The Company accrued $0.3 million for incurred but unreported claims as of December 31, 1997, calculated based upon estimates from its third-party administrator.

         The Company has no other significant formal benefit plans.

9.   MAJOR CUSTOMERS

     The Company sold the majority of its oil and gas to a few customers based on long-term contracts in 1997 and prior years. Sales to the following customers exceeded 10% of revenues during the years indicated (expressed in thousands):



                                                   1997         1996        1995
                                                 --------     --------     --------
Enron Corp., its subsidiaries and affiliates     $ 44,808     $ 33,074     $ 17,431
Shell Oil Company                                 114,045      110,131       79,927
Murphy Oil USA, Inc.                                   --       23,338       24,193
NGC Trading & Transportation                       44,555           --           --
Plains Marketing                                   39,745           --           --

10.   COMMITMENTS AND CONTINGENCIES

     The Company has been named as a defendant in two purported class action lawsuits described below filed by alleged stockholders of UMC against the UMC directors and the Company alleging, among other things, breaches of the duties of the UMC directors to the stockholders of UMC in connection with the approval of the Merger Agreement, pursuant to which UMC would be merged with and into the Company. No specific damages have been alleged against the Company in the pleadings. The Company believes, and has been advised that management of UMC believes, that the lawsuits are without merit and the Company and UMC intend to defend vigorously the actions.

     On December 29, 1997, a class action complaint (Newman v. Carson, et.al., Civil Action No. 16109-NC) was filed in the Court of Chancery of the State of Delaware, by a person claiming to represent the stockholders of UMC against UMC, each of its directors and the Company. The complaint alleges, among other things, that (i) the members of the UMC Board of Directors breached their fiduciary duties in considering and approving the Merger Agreement, (ii) the consideration offered to UMC stockholders for the sale of control of UMC is inadequate because the intrinsic value of the common stock. of UMC is materially in excess of the amount offered for those securities in the Merger giving due consideration to, among other things, anticipated operating results, proven reserves and profitability of the Company, and (iii) the UMC Board of Directors approved the proposed Merger without taking steps to accurately ascertain UMC's market value. The complaint states that the Company was named as defendant to permit the court to grant complete relief. Among other things, the complaint seeks to (i) preliminary and permanently enjoin the Merger; (ii) require the UMC directors to maximize stockholder value by placing UMC up for auction and/or to conduct a "market-check"; (iii) require the defendants to make a full and fair disclosure of all material facts to the class members before the consummations of the Merger; (iv) rescind the Merger should it be consummated prior to the resolution of the lawsuit; and/or (v) recover unspecified damages and costs from the UMC directors for their alleged breach of their fiduciary duties.

     On January 9, 1998, a second class action lawsuit (Robert E. Ross and Betsy
S. Ross v. John B. Brock, et al., Cause No. 98-00845) was filed in the 164th Judicial District Court of Harris County, Texas, by purported stockholders of UMC against the UMC directors and the Company in connection with the proposed UMC Merger. To date, with one exception the allegations of plaintiffs and relief sought in this Texas lawsuit are substantively identical to the

                               OCEAN ENERGY, INC.

allegations set forth in the Delaware case. In the Texas case, however, plaintiffs have asserted a separate claim against the Company for aiding and abetting the alleged breach of duties to UMC stockholders by the UMC directors.

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

     The Company, as working interest owner, is responsible for payment of its share of plugging and abandonment costs on its properties. As of December 31, 1997, the total estimate of these costs on the Company's oil and gas properties was approximately $112.4 million, estimated to be incurred through the year 2007. The estimates of plugging and abandonment costs and their timing may change due to many factors including, among others, actual production results, inflation rates, and changes in environmental laws and regulations.

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

                               OCEAN ENERGY, INC.

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence financial responsibility of up to $10.0 million depending on gross tonage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. This amount is subject to upward regulatory adjustment up to $150.0 million.

     In February 1998, the Tulane Environmental Law Clinic ("Clinic"), claiming to represent several southeastern Louisiana environmental groups, gave notice that it intends to file a Clean Water Act citizens' suit against the Company after a sixty-day waiting period expires in connection with the discharge of produced water in East Bay. The Clinic claims that the Company is violating the Clean Water Act by discharging produced water from its East Bay Central Facilities into Southwest Pass, and has stated that it will seek an injunction to require the Company to cease its discharge of produced water, and will seek civil penalties and attorney's fees. If the Clinic were to successfully obtain an injunction, certain production operations at the Company's East Bay Facilities could be interrupted until favorable resolution of the issue in court or accelerated completion of the Company's plan to reformat operations to provide for alternative produced water disposal. The Company believes that its zero discharge compliance plan, which permits the temporary continued discharge of produced water into Southwest Pass through July 1, 1999, is completely lawful as authorized by a Compliance Order issued by the Louisiana Department of Environmental Quality, and intends to vigorously defend any such citizens' suit, if filed. The Clinic has delivered similar notices to other Louisiana coastal producers.

     In 1996, Statement of Position 96-1 ("SOP 96-1") - Environmental Remediation Liabilities was issued. The Company adopted SOP 96-1 in 1997. The adoption of SOP 96-1 did not have a material effect on its results of operations or financial position.

     Total rental expenses under operating leases amounted to approximately $0.9 million, $0.7 million and $0.5 million in 1997, 1996 and 1995, respectively.

     The Company is a party to two Registration Rights Agreements, pursuant to which it is obligated to register under the Securities Act of 1933 up to a total of 1,600,000 shares of outstanding common stock under certain circumstances and to pay substantially all of the costs associated with such registration.

11.   HEDGING ACTIVITIES

     The Company engages in futures contracts with certain of its production through master swap agreements ("Swap Agreements"). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. The Company enters into hedging transactions for the purpose of securing a price for a portion of future production that is acceptable at the time the transaction is entered into. The primary objective of these activities is to protect against decreases in price during the term of the hedge.

     The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices ("Swaps") that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company

                               OCEAN ENERGY, INC.

receives the spread. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of December 31, 1997, the fair market value of all contracts covered by the Swap Agreements was approximately $6.8 million.

     As of December 31, 1997, after giving effect to three hedges that were unwound in January 1998, the Company's open forward position on its outstanding crude oil Swaps was 4,500 MBbls at an average price of $19.88 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas Swaps.

     Revenue was decreased under the Swap Agreements by approximately $(0.1) million, $(18.7) million and $(0.5) million, respectively, for the years ended December 31, 1997, 1996 and 1995.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value as of December 31, 1997 and 1996, of financial instruments other than current assets and liabilities is presented in the following table:


                                                   AS OF DECEMBER 31,
                                -------------------------------------------------------
                                           1997                        1996
                                -------------------------     -------------------------
                                               ESTIMATED                     ESTIMATED
                                BOOK VALUE     FAIR VALUE     BOOK VALUE     FAIR VALUE
                                ----------     ----------     ----------     ----------
                                                     (IN THOUSANDS)
Debt:
  13 1/2% Notes                 $    (245)     $    (297)     $(125,000)     $(149,375)
  9 3/4% Notes                   (159,230)      (175,600)      (159,142)      (168,691)
  8 7/8% Notes                   (199,677)      (212,500)            --             --
  Revolving Credit Facility       (30,500)       (30,500)            --             --
                                ---------      ---------      ---------      ---------
                                $(389,652)     $(418,897)     $(284,142)     $(318,066)
                                =========      =========      =========      =========
Hedges:
Oil                                    --      $   6,846             --      $  (4,556)
                                ---------      ---------      ---------      ---------
                                $      --      $   6,846      $      --      $  (4,556)
                                =========      =========      =========      =========

13.   OIL AND GAS RESERVE INFORMATION - UNAUDITED

     Approximately 80% of the Company's net proved oil and gas reserves at December 31, 1997, have been determined by independent petroleum consultants in accordance with guidelines established by the Securities and Exchange Commission (the "Commission") and the FASB, with the remaining 20% determined by the Company in accordance with such standards. The Company's net proved oil and gas reserves at December 31, 1996 and 1995, have been determined by independent petroleum consultants in accordance with guidelines established by the Commission and the FASB. Accordingly, the following reserve estimates are based upon existing economic and operating conditions at the respective dates. Future cash flows from oil and natural gas reserves were computed on the basis of prices being received at year end for oil and natural gas, adjusted for hedges in place at that date and the Company's policy regarding fuel gas.

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

                               OCEAN ENERGY, INC.

     The following tables set forth an analysis of the Company's estimated quantities of net proved and proved developed oil (includes condensate) and gas, all located offshore in the continental United States:


                                                         OIL     NATURAL GAS (1)
                                                       (MBBL)       (MMCF)
                                                     --------    ---------------
Proved reserves as of December 31, 1994                33,044        83,348
    Revisions of previous estimates                     4,857         9,093
    Extensions, discoveries, and other additions        1,640        10,647
    Purchase of producing properties                      345            85
    Production (sold by the Company)                   (6,057)      (12,393)
    Production (consumed by the Company)                   --        (3,576)
                                                     --------      --------
Proved reserves as of December 31, 1995                33,829        87,204
    Revisions of previous estimates                     2,546        23,935
    Extensions, discoveries, and other additions        9,766        31,060
    Sale of producing properties                         (450)       (9,929)
    Purchase of producing properties                   12,234        35,171
    Production (sold by the Company)                   (7,149)      (18,720)
    Production (consumed by the Company)                   --        (3,363)
                                                     --------      --------
Proved reserves as of December 31, 1996                50,776       145,358
    Revisions of previous estimates                       373        12,066
    Extensions, discoveries, and other additions       14,669        95,635
    Sale of producing properties                           --            --
    Purchase of producing properties                   12,908        27,864
    Production (sold by the Company)                   (9,944)      (38,916)
    Production (consumed by the Company)                   --        (4,323)
                                                     --------      --------
Proved reserves as of December 31, 1997                68,782       237,684

Proved developed reserves:
    As of December 31, 1995                            31,702        84,258
    As of December 31, 1996                            38,347       109,574
    As of December 31, 1997                            53,289       174,233

(1) The Company includes as proven reserves at December 31, 1997 future gas production estimated by Netherland, Sewell & Associates, Inc., to be used as fuel gas.

                               OCEAN ENERGY, INC.

     The following table presents the standardized measure of future net cash flows related to proved oil and gas reserves together with changes therein, as defined by the FASB. The oil, condensate and gas price structure utilized to project future net cash flows reflects current prices at each year end and have been escalated only where known and determinable price changes are provided by contracts and law. Crude prices have declined significantly from December 31, 1997. Accordingly, the discounted future net cash flows would be reduced if the standardized measure was calculated at the latter date. Future production and development costs are based on current costs with no escalations. Estimated future cash flows have been discounted to their present values based on a 10% annual discount rate.


                                                                 STANDARDIZED MEASURE AS OF DECEMBER 31,
                                                              ---------------------------------------------
                                                                 1997            1996              1995
                                                              -----------     -----------      ------------
                                                                            (IN THOUSANDS)
Future cash flows                                            $ 1,730,869      $ 1,789,544      $   762,488
Future production, development and abandonment costs            (980,729)        (907,770)        (482,658)
Income tax provision                                             (85,875)        (204,733)         (36,712)
                                                             -----------      -----------      -----------
Future net cash flows                                            664,265          677,041          243,188
10% annual discount                                             (115,728)        (144,549)         (39,178)
                                                             -----------      -----------      -----------
Standardized measure of discounted future net cash flows     $   548,537      $   532,492      $   203,940
                                                             ===========      ===========      ===========


                                                                     CHANGES IN STANDARDIZED MEASURE
                                                                       PERIODS ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                 1997             1996             1995
                                                              -----------      -----------      -----------
                                                                              (IN THOUSANDS)
Standardized measure at beginning of period                  $   532,492      $   203,940      $   164,978
Sales and transfers of oil and gas produced, net of
    production costs                                            (225,376)        (159,361)         (87,924)
Changes in price, net of future production costs                (353,937)         242,943           61,865
Extensions and discoveries, net of future production
    and development costs                                        314,228          215,013           46,429
Reserves transferred for resale                                       --          (10,009)              --
Previously estimated development and abandonment
    costs incurred during the period                              25,931           10,453           19,132
Revisions of quantity estimates                                   21,687           88,994           46,761
Accretion of discount                                             53,249           20,394           17,474
Net change in income taxes                                        90,108         (130,226)         (21,034)
Purchase of reserves in place                                    103,135          123,284            3,193
Changes in production rates (timing), estimated
    development and abandonment costs, and other                 (12,980)         (72,933)         (46,934)
                                                             -----------      -----------      -----------
Standardized measure at end of year                          $   548,537      $   532,492      $   203,940
                                                             ===========      ===========      ===========

                               OCEAN ENERGY, INC.

14.  QUARTERLY FINANCIAL DATA - UNAUDITED

     Summarized unaudited quarterly financial data for 1997 and 1996 are as follows:

                                                                 QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31,     JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                                                 1997          1997        1997           1997
                                               ---------    --------   -------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                      $ 64,477     $ 65,592     $ 74,328      $ 87,784
Gross profit                                     26,198       19,699       26,035        30,722
Net income before extraordinary item              9,931        6,196        8,625        12,698
Extraordinary item                                   --           --       19,301            --
Net income (loss) after extraordinary item        9,931        6,196      (10,676)       12,698
Earnings per common share before
    extraordinary item:
         Basic                                 $   0.51     $   0.32     $   0.44      $   0.59
         Diluted                                   0.49         0.30         0.42          0.57

Earnings (loss) per common share after
    extraordinary item:
         Basic                                 $   0.51     $   0.32     $  (0.54)     $   0.59
         Diluted                                   0.49         0.30        (0.52)         0.57

                                                                 QUARTER ENDED
                                               ---------------------------------------------------
                                               MARCH 31,     JUNE 30,  SEPTEMBER 30,  DECEMBER 31,
                                                 1996          1996        1996           1996
                                               ---------    --------   -------------  ------------
                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales                                      $ 36,829     $ 32,253     $ 47,589      $ 71,780
Gross profit                                     11,147        6,918       16,487        32,148
Net income before extraordinary item              1,901          435        5,363        13,252

Earnings per common share:
         Basic                                 $   0.12     $   0.02     $   0.27      $   0.68
         Diluted                                   0.12         0.02         0.26          0.65

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is partially included under Item 4A of this Form 10-K with the remainder of the required information incorporated by reference from the sections entitled "Management" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement/Prospectus for its 1998 Annual Meeting of Stockholders (the "Proxy Statement") to be filed with the Securities and Exchange Commission no later than April 30, 1998. Such definitive Proxy Statement/Prospectus will be filed as part of a Registration Statement of the Company on Form S-4 (No. 333-43933) filed with the Securities and Exchange Commission.


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


                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a) Financial Statements and Supplementary Data, Financial Statement Schedules and Exhibits

             1.  Consolidated Financial Statements

                                                                          Page
                                                                          ----
                Report of Independent Public Accountants.................  34
                Consolidated Balance Sheets..............................  35
                Consolidated Statements of Operations....................  36
                Consolidated Statements of Stockholders' Equity..........  37
                Consolidated Statements of Cash Flows....................  38
                Notes to Consolidated Financial Statements...............  39

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

                   a .   Exhibits

                    2.1 Agreement and Plan of Merger, dated as of December 22, 1997 among the Company, OEI Holding Corporation and United Meridian Corporation (incorporated by reference to Exhibit 2.1 to United Meridian Corporation's Current Report on Form 8-K filed on December 23, 1997).

                    2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of January 7, 1997 (filed as Exhibit 2.2 to the Company's Registration Statement on Form S-4 (333-43933) and incorporated herein by reference)

                    2.3 Amendment No. 2 to the Agreement and Plan of Merger, dated as of February 20, 1998 (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4 (333-43933) and incorporated herein by reference).

                    3.1  Certificate of Incorporation of the Company (filed as
                         Exhibit 3.1 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                    3.2 Amendment to Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, and incorporated herein by reference).

                   +3.3  Amended and Restated Bylaws of the Company

                    4.1 Indenture among the Company, OEI Louisiana and Shawmut Bank Connecticut, National Association, as Trustee, relating to the 13 1/2% Senior Notes due 2004 (filed as
                         Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                    4.2 First Supplemental Indenture, dated as of September 19, 1996, among the Company, the Subsidiary Guarantors named therein, and Fleet National Bank (formerly Shawmut Bank Connecticut, National Association), as Trustee (filed as Exhibit 4.1 to the Company's Current Report on Form 8-K dated September 26, 1996, and incorporated herein by reference)

                    4.3 Second Supplemental Indenture, dated as of July 14, 1997, among the Company, the Subsidiary Guarantors named therein, and State Street Bank & Trust Company (formerly Fleet National Bank), as Trustee (filed as
                         Exhibit 4.1 to the Company `s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                    4.4 Indenture among the Company, the Subsidiary Guarantors named therein and Fleet National Bank, as Trustee relating to the 9 3/4% Senior Subordinated Notes due 2006 (filed as Exhibit 4.1 to the Company's Quarterly Report Form 10-Q for the quarter ended September 30, 1996 and incorporated herein by reference)

                    4.5 Indenture, dated as of July 2, 1997 between the Company, the Subsidiary Guarantors named therein and State Street Bank & Trust Company, as Trustee relating to the 8 7/8% Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (333-32715) and incorporated herein by reference).

                    4.6 Rights Agreement, dated as of December 22, 1997, between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on December 23, 1997).

                   +4.7 First Amendment to Rights Agreement, dated as of February 20, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent.

                  *10.1 1994 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  *10.2 1996 Long Term Incentive Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                  *10.3 Form of Indemnification Agreement among the Company and certain executive officers and directors (filed as Exhibit 10.5 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                   10.4 Second Amended and Restated Credit Agreement among Ocean Louisiana and certain lenders in the amount of $200,000,000, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

                +10.4.1 First Amendment to Second Amended and Restated Credit Agreement, dated as of January 27, 1998

                   10.5 Mortgage, Assignment of Production, Security Agreement and Financing Statement (filed as Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                 10.5.1  First Amendment and Supplement to Mortgage,
                         Assignment of Production, Security Agreement and Financing Statement by OEI Louisiana, dated March 27, 1997 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

                 10.5.2  Second Amendment and Supplement to Mortgage,
                         Assignment of Production, Security Agreement and Financing Statement by OEI Louisiana, dated October 15, 1997 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                   10.6 Second Amended and Restated Guaranty Agreement by the Company in favor of certain lenders dated October 15, 1997 (filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                +10.6.1 First Amendment to Second Amended and Restated Guaranty Agreement, dated as of January 27, 1998.

                  *10.7 Assignment and Bill of Sale between OEI Louisiana (as assignor), Franks Petroleum, Inc. (as assignee), and Sable Minerals, Inc. dated May 22, 1992, as amended by that Act of Correction dated December 14, 1992 (filed as Exhibit 10.25 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  *10.8 Assignment and Bill of Sale between OEI Louisiana (as assignor), Franks Petroleum, Inc. (as assignee), and Sable Minerals, Inc. dated June 9, 1993 (state leases, private leases and BLM lease) (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  *10.9 Assignment of Record Title Interest in a Lease for Oil and Gas or Geothermal Resources between OEI Louisiana (as assignor), and Franks Petroleum, Inc. and Sable Minerals, Inc. (as assignees) dated May 12, 1993 (BLM
                         Form) (filed as Exhibit 10.27 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                 *10.10 Overriding Royalty Assignment and Bill of Sale between OEI Louisiana (as assignor) and Sable Minerals, Inc. (as assignee) dated June 9, 1993 (OCS leases) (filed as Exhibit 10.28 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  10.11 Pledge of Production Proceeds and Trust Agreement dated May 12, 1992, by and among Shell Offshore, Inc., OEI Louisiana and First National Bank of Commerce, New Orleans, Louisiana (filed as Exhibit 10.31 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  10.12 Pledge of Production Proceeds and Trust Agreement dated May 12, 1993, by and among Shell Offshore, Inc., OEI Louisiana and First National Bank of Commerce, New Orleans, Louisiana (filed as Exhibit 10.32 to the Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  10.13 Indenture Assumption Agreement by OEI Louisiana in favor of the Company (13 1/2% Notes) (filed as Exhibit
                         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                  10.14 Indenture Assumption Agreement by OEI Louisiana in favor of the Company (9 3/4% Notes) (filed as Exhibit
                         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

                  10.15 Indenture Assumption Agreement by OEI Louisiana in favor of the Company (8 7/8% Notes) (filed as Exhibit
                         10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                   10.16 Crude Oil Purchase Contract, dated May 12, 1993,
                         between OEI Louisiana and Shell Oil Company, as amended (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                   10.17 MMS Bonding Agreement, dated January 17, 1995, between
                         OEI Louisiana and Planet Indemnity Company, with related Act of Mortgage and Financing Statement (filed as Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                   10.18 Modification Agreement effective May 1, 1996 to that
                         MMS Bonding Agreement, dated January 17, 1995, between OEI Louisiana and Planet Indemnity Company (filed as
                         Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

                   10.19 Gas Purchase Agreement, dated January 1, 1995, between
                         OEI Louisiana and Enron Capital & Trade Resources Corp. (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                  *10.20 Form of Employment Agreement entered into between the
                         Company and its executive officers effective as of September 1, 1995 (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

                  *10.21 Form of First Amendment to Employment Agreements
                         dated May 8, 1996 and effective as of September 1, 1995 (filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

                  *10.22 Form of Second Amendment to Employment Agreements
                         dated December 6, 1996 (filed as Exhibit 10.22 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

                  *10.23 Form of Third Amendment to Employment Agreements
                         dated August 6, 1997 (filed as Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                 *+10.24 Ocean Energy, Inc. Deferred Compensation Plan

                   10.25 Stock Option Agreement, dated as of December 22, 1997, between the Company, as Issuer, and United Meridian Corporation, as Grantee (filed as Exhibit 1 to United Meridian Corporation's Schedule 13D with respect to the Company's Common Stock, dated December 22, 1997, and incorporated herein by reference).

                 *+10.26 Registration Rights Agreement between the Company
                         and James C. Flores, dated August 11, 1996.

                 *+10.27 Registration Rights Agreement between the Company
                         and William W. Rucks, IV, dated August 11, 1996.

                  +18.1  Preferability Letter of Arthur Andersen LLP

                  +21.1  Subsidiaries of Registrant

                  +23.1  Consent of Arthur Andersen LLP

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

                                             OCEAN ENERGY, INC.


                                             By:  /s/ James C. Flores
                                                ---------------------
                                             James C. Flores
                                             Chairman of the Board and
                                             Chief Executive Officer

Date:  February 20, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                                  Title                                 Date
           ---------                                  -----                                 ----
/s/James C. Flores                    Chairman of the Board, Chief Executive
----------------------------                  Officer and Director                    February 20, 1998
James C. Flores


/s/Robert L. Belk                     Executive Vice President, Chief Financial       February 20, 1998
----------------------------             Officer, Treasurer and Director
Robert L. Belk



/s/Richard G. Zepernick, Jr.          Executive Vice President - Exploration &        February 20, 1998
----------------------------                  Production and Director
Richard G. Zepernick, Jr.



/s/Thomas D. Clark                                     Director                       February 20, 1998
----------------------------
Thomas D. Clark



/s/Lodwrick M. Cook                                    Director                       February 20, 1998
----------------------------
Lodwrick M. Cook



/s/Charles F. Mitchell                                 Director                       February 20, 1998
----------------------------
Charles F. Mitchell



/s/William W. Rucks, IV                                Director                       February 20, 1998
----------------------------
William W. Rucks, IV



/s/Milton J. Womack                                    Director                       February 20, 1998
----------------------------
Milton J. Womack


                               INDEX TO EXHIBITS

                    2.1  Agreement and Plan of Merger, dated as of December 22,
                         1997 among the Company, OEI Holding Corporation and
                         United Meridian Corporation (incorporated by reference to Exhibit 2.1 to United Meridian Corporation's Current
                         Report on Form 8-K filed on December 23, 1997).

                    2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of January 7, 1997 (filed as Exhibit 2.2 to the
                         Company's Registration Statement on Form S-4
                         (333-43933) and incorporated herein by reference)

                    2.3 Amendment No. 2 to the Agreement and Plan of Merger, dated as of February 20, 1998 (filed as Exhibit 2.3 to the Company's Registration Statement on Form S-4
                         (333-43933) and incorporated herein by reference).

                    3.1  Certificate of Incorporation of the Company (filed as
                         Exhibit 3.1 to the Company's Registration Statement on
                         Form S-1 (33-84308) and incorporated herein by reference)

                    3.2 Amendment to Certificate of Incorporation of the Company (filed as Exhibit 3.1 to the Company's
                         Quarterly Report on Form 10-Q for the quarter ended
                         June 30, 1997, and incorporated herein by reference).

                   +3.3  Amended and Restated Bylaws of the Company

                    4.1  Indenture among the Company, OEI Louisiana and Shawmut
                         Bank Connecticut, National Association, as Trustee, relating to the 13 1/2% Senior Notes due 2004 (filed as
                         Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

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

                    4.3  Second Supplemental Indenture, dated as of July 14,
                         1997, among the Company, the Subsidiary Guarantors named therein, and State Street Bank & Trust Company
                         (formerly Fleet National Bank), as Trustee (filed as
                         Exhibit 4.1 to the Company `s Quarterly Report on Form
                         10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                    4.4 Indenture among the Company, the Subsidiary Guarantors named therein and Fleet National Bank, as Trustee relating to the 9 3/4% Senior Subordinated Notes due
                         2006 (filed as Exhibit 4.1 to the Company's Quarterly
                         Report Form 10-Q for the quarter ended September 30,
                         1996 and incorporated herein by reference)

                    4.5 Indenture, dated as of July 2, 1997 between the Company, the Subsidiary Guarantors named therein and State Street Bank & Trust Company, as Trustee relating to the 8 7/8% Senior Subordinated Notes due 2007 (filed as Exhibit 4.1 to the Company's Registration Statement on Form S-4 (333-32715) and incorporated herein by reference).

                    4.6 Rights Agreement, dated as of December 22, 1997, between the Company and Harris Trust and Savings Bank, as Rights Agent (incorporated by reference to Exhibit 1 to the Company's Form 8-A filed on December 23, 1997).

                   +4.7  First Amendment to Rights Agreement, dated as of
                         February 20, 1998, between the Company and Harris Trust and Savings Bank, as Rights Agent.

                  *10.1  1994 Long-Term Incentive Plan (filed as Exhibit 10.3 to the Company's Registration Statement on Form S-1
                         (33-84308) and incorporated herein by reference)

                  *10.2 1996 Long Term Incentive Plan (filed as Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                  *10.3 Form of Indemnification Agreement among the Company and certain executive officers and directors (filed as Exhibit 10.5 to the Company's Registration Statement on
                         Form S-1 (33-84308) and incorporated herein by reference)

                   10.4  Second Amended and Restated Credit Agreement among
                         Ocean Louisiana and certain lenders in the amount of $200,000,000, as amended (filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997 and incorporated herein by reference)

                +10.4.1  First Amendment to Second Amended and Restated
                         Credit Agreement, dated as of January 27, 1998

                   10.5 Mortgage, Assignment of Production, Security Agreement and Financing Statement (filed as Exhibit 10.4 to the
                         Company's Annual Report on Form 10-K for the year ended
                         December 31, 1994 and incorporated herein by reference)

                 10.5.1  First Amendment and Supplement to Mortgage,
                         Assignment of Production, Security Agreement and
                         Financing Statement by OEI Louisiana, dated March 27,
                         1997 (filed as Exhibit 10.2 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

                 10.5.2  Second Amendment and Supplement to Mortgage,
                         Assignment of Production, Security Agreement and
                         Financing Statement by OEI Louisiana, dated October 15,
                         1997 (filed as Exhibit 10.2 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                   10.6  Second Amended and Restated Guaranty Agreement by the
                         Company in favor of certain lenders dated October 15, 1997 (filed as Exhibit 10.3 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                +10.6.1  First Amendment to Second Amended and Restated Guaranty
                         Agreement, dated as of January 27, 1998.

                  *10.7 Assignment and Bill of Sale between OEI Louisiana (as assignor), Franks Petroleum, Inc. (as assignee), and
                         Sable Minerals, Inc. dated May 22, 1992, as amended by that Act of Correction dated December 14, 1992 (filed as Exhibit 10.25 to the Company's Registration
                         Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  *10.8 Assignment and Bill of Sale between OEI Louisiana (as assignor), Franks Petroleum, Inc. (as assignee), and
                         Sable Minerals, Inc. dated June 9, 1993 (state leases, private leases and BLM lease) (filed as Exhibit 10.26 to the Company's Registration Statement on Form S-1
                         (33-84308) and incorporated herein by reference)

                  *10.9 Assignment of Record Title Interest in a Lease for Oil and Gas or Geothermal Resources between OEI Louisiana
                         (as assignor), and Franks Petroleum, Inc. and Sable
                         Minerals, Inc. (as assignees) dated May 12, 1993 (BLM
                         Form) (filed as Exhibit 10.27 to the Company's
                         Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                 *10.10 Overriding Royalty Assignment and Bill of Sale between OEI Louisiana (as assignor) and Sable Minerals,
                         Inc. (as assignee) dated June 9, 1993 (OCS leases)
                         (filed as Exhibit 10.28 to the Company's Registration
                         Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  10.11 Pledge of Production Proceeds and Trust Agreement dated May 12, 1992, by and among Shell Offshore, Inc.,
                         OEI Louisiana and First National Bank of Commerce, New
                         Orleans, Louisiana (filed as Exhibit 10.31 to the
                         Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  10.12 Pledge of Production Proceeds and Trust Agreement dated May 12, 1993, by and among Shell Offshore, Inc.,
                         OEI Louisiana and First National Bank of Commerce, New
                         Orleans, Louisiana (filed as Exhibit 10.32 to the
                         Company's Registration Statement on Form S-1 (33-84308) and incorporated herein by reference)

                  10.13 Indenture Assumption Agreement by OEI Louisiana in favor of the Company (13 1/2% Notes) (filed as Exhibit
                         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                  10.14 Indenture Assumption Agreement by OEI Louisiana in favor of the Company (9 3/4% Notes) (filed as Exhibit
                         10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and incorporated herein by reference).

                  10.15 Indenture Assumption Agreement by OEI Louisiana in favor of the Company (8 7/8% Notes) (filed as Exhibit
                         10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                  10.16 Crude Oil Purchase Contract, dated May 12, 1993, between OEI Louisiana and Shell Oil Company, as amended
                         (filed as Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                  10.17  MMS Bonding Agreement, dated January 17, 1995, between
                         OEI Louisiana and Planet Indemnity Company, with related Act of Mortgage and Financing Statement (filed as Exhibit 10.17 to the Company's Annual Report on Form
                         10-K for the year ended December 31, 1994 and incorporated herein by reference)

                  10.18  Modification Agreement effective May 1, 1996 to that
                         MMS Bonding Agreement, dated January 17, 1995, between
                         OEI Louisiana and Planet Indemnity Company (filed as
                         Exhibit 10.1 to the Company's Quarterly Report on Form
                         10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

                  10.19  Gas Purchase Agreement, dated January 1, 1995, between
                         OEI Louisiana and Enron Capital & Trade Resources Corp.
                         (filed as Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994 and incorporated herein by reference)

                 *10.20 Form of Employment Agreement entered into between the Company and its executive officers effective as of September 1, 1995 (filed as Exhibit 10.1 to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 and incorporated herein by reference)

                 *10.21 Form of First Amendment to Employment Agreements dated May 8, 1996 and effective as of September 1, 1995
                         (filed as Exhibit 10.2 to the Company's Quarterly
                         Report on Form 10-Q for the quarter ended June 30, 1996 and incorporated herein by reference)

                 *10.22 Form of Second Amendment to Employment Agreements dated December 6, 1996 (filed as Exhibit 10.22 to the
                         Company's Annual Report on Form 10-K for the year ended
                         December 31, 1996, and incorporated herein by reference).

                 *10.23 Form of Third Amendment to Employment Agreements dated August 6, 1997 (filed as Exhibit 10.5 to the
                         Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997, and incorporated herein by reference).

                *+10.24  Ocean Energy, Inc. Deferred Compensation Plan

                  10.25 Stock Option Agreement, dated as of December 22, 1997, between the Company, as Issuer, and United Meridian
                         Corporation, as Grantee (filed as Exhibit 1 to United
                         Meridian Corporation's Schedule 13D with respect to the Company's Common Stock, dated December 22, 1997, and incorporated herein by reference).

                *+10.26 Registration Rights Agreement between the Company and James C. Flores, dated August 11, 1996.

                *+10.27 Registration Rights Agreement between the Company and William W. Rucks, IV, dated August 11, 1996.

                 +18.1   Preferability Letter of Arthur Andersen LLP

                 +21.1   Subsidiaries of Registrant

                 +23.1   Consent of Arthur Andersen LLP

                 +23.2   Consent of Netherland, Sewell & Associates, Inc.

                 +27.1   Financial Data Schedule


*Management contract or compensatory plan.
+Filed herewith.