Form 10-Q
period 1998-03-31
OCEAN ENERGY INC
filed 1998-05-15
CIK 930550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


                          Commission File No. 0-25058



                               OCEAN ENERGY, INC.
             (Exact Name of Registrant as Specified in its Charter)




           DELAWARE                                  72-1277752
(State or Other Jurisdiction of                 (I.R.S. Employer
  Incorporation or Organization)                 Identification No.)


        1201 LOUISIANA, SUITE 1400
            HOUSTON, TEXAS                              77002
 (Address of Principal Executive Offices)             (Zip Code)


      Registrant's Telephone Number, Including Area Code:  (713) 654-9110


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [  ]


The number of share outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of May 8, 1998, the latest practicable date, was 100,579,249.

                               OCEAN ENERGY, INC.

                                   FORM 10-Q

                                MARCH 31, 1998

                               TABLE OF CONTENTS

                                                                    PAGE
                                                                    ----
PART I --  FINANCIAL INFORMATION

   Item 1. Consolidated Financial Statements (Unaudited) Consolidated Statement of Income for the Three Months
              Ended March 31, 1998 and 1997........................   3
              Consolidated Balance Sheet at March 31, 1998 and
              December 31, 1997....................................   4
              Consolidated Statement of Changes in Stockholders'
              Equity for the Year Ended December 31, 1997 and for
              the Three Months Ended March 31, 1998................   6
              Consolidated Statement of Cash Flows for the Three
              Months Ended March 31, 1998 and 1997.................   7
              Notes to Consolidated Financial Statements...........   8

   Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations..................  13

   Item 3.    Quantitative and Qualitative Disclosures About Market
              Risks................................................   19

PART II -- OTHER INFORMATION

   Item 1.    Legal Proceedings....................................   20
   Item 2.    Changes in Securities................................   20
   Item 3.    Defaults Upon Senior Securities......................   20
   Item 4.    Submission of Matters to a Vote of Security Holders..   20
   Item 5.    Other Information....................................   20
   Item 6.    Exhibits and Reports on Form 8-K.....................   21


SIGNATURES.........................................................   21

EXHIBITS
   Index to Exhibits...............................................   22

                               OCEAN ENERGY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                   (In thousands, except per share amounts)
                                  (UNAUDITED)


                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                          ----------------------------
                                                               1998           1997
                                                          --------------   -----------
Operating revenues:
  Gas sales............................................        $ 57,604      $ 52,803
  Oil sales............................................          83,405        75,154
  Contract settlements and other.......................             874           698
                                                               --------      --------
                                                                141,883       128,655
                                                               --------      --------

Costs and expenses:
  Production costs.....................................          37,307        28,534
  General and administrative...........................           9,641         6,384
  Depreciation, depletion and amortization.............          72,771        48,048
                                                               --------      --------
                                                                119,719        82,966
                                                               --------      --------

Income from operations.................................          22,164        45,689
Other income, expenses and deductions:
  Interest and debt expense............................          12,504        11,148
  Merger costs.........................................          39,000
  Interest and other expense (income)..................             341        (1,480)
                                                               --------      --------


Income (loss) before income taxes......................         (29,681)       36,021
Income tax provision (benefit):
  Current..............................................           1,943         1,282
  Deferred.............................................          (3,491)       13,354
                                                               --------      --------

Net income (loss)......................................        $(28,133)     $ 21,385
                                                               ========      ========

Basic earnings per share...............................          $(0.28)        $0.23
                                                               ========      ========

Weighted average number of common shares outstanding...         100,091        91,765
                                                               ========      ========

Diluted earnings per share.............................          $(0.28)        $0.22
                                                               ========      ========

Weighted average number of common shares and common
  share equivalents outstanding........................         100,091        96,498
                                                               ========      ========


  The accompanying notes are an integral part of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)





                                                             MARCH 31,    DECEMBER 31,
ASSETS                                                         1998           1997
                                                            -----------   -------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................   $   13,400      $   11,689
  Accounts receivable
     Oil and gas sales...................................       61,689          75,642
     Joint interest and other............................       79,074          49,289
  Deferred income taxes..................................           24           1,547
  Inventory..............................................       11,533          11,097
  Prepaid expenses and other.............................        9,981          10,630
                                                            ----------      ----------
                                                               175,701         159,894
                                                            ----------      ----------

Property and equipment, at cost:
  Oil and gas (full cost method)
     Evaluated properties................................    2,175,445       2,043,700
     Unevaluated properties excluded from amortization...      300,648         232,726
  Other..................................................       34,109          28,182
                                                            ----------      ----------
                                                             2,510,202       2,304,608
  Accumulated depreciation, depletion and amortization...     (953,639)       (880,771)
                                                            ----------      ----------
                                                             1,556,563       1,423,837
                                                            ----------      ----------
Other assets:
  Gas imbalances receivable..............................        5,972           6,227
  Deferred income taxes..................................       13,392             130
  Deferred financing costs...............................       16,109          19,661
  Restricted deposits and other..........................        8,906          33,246
                                                            ----------      ----------
                                                                44,379          59,264
                                                            ----------      ----------

     TOTAL ASSETS........................................   $1,776,643      $1,642,995
                                                            ==========      ==========




  The accompanying notes are an integral part of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)





                                                               MARCH 31,    DECEMBER 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                             1998           1997
                                                              -----------   -------------
                                                              (Unaudited)

Current liabilities:
  Accounts payable.........................................   $  219,078      $  188,429
  Advances from joint owners...............................       16,547           8,491
  Interest payable.........................................       19,543          16,476
  Accrued liabilities......................................        2,594           6,572
  Current maturities of long-term debt.....................          911             911
                                                              ----------      ----------
                                                                 258,673         220,879
                                                              ----------      ----------

Long-term debt.............................................      785,741         672,298
                                                              ----------      ----------

Deferred  credits and other liabilities:
  Deferred income taxes....................................       18,648          11,159
  Gas imbalances payable...................................        5,174           5,861
  Other....................................................        8,068           7,461
                                                              ----------      ----------
                                                                  31,890          24,481
                                                              ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Common stock.............................................        1,003           1,001
  Additional paid-in capital...............................      826,565         823,956
  Accumulated other comprehensive income (loss)--foreign
     currency translation adjustment.......................       (6,315)         (6,839)
  Retained earnings (deficit)..............................     (120,914)        (92,781)
                                                              ----------      ----------
                                                                 700,339         725,337
                                                              ----------      ----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............   $1,776,643      $1,642,995
                                                              ==========      ==========


  The accompanying notes are an integral part of these consolidated financial statements.


                                                        OCEAN ENERGY, INC.

                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                               (In thousands, except share amounts)


                            For the year ended December 31, 1997 and three months ended March 31, 1998

                                                                                         Accumulated
                                                          Common Stock       Additional     Other       Retained      Total
                                                      ---------------------   Paid-In    Comprehensive  Earnings   Stockholders'
                                                        Shares       Amount    Capital      Income      (Deficit)     Equity
                                                      -----------  --------  ----------- -------------  ----------- -----------
Balance, December 31, 1996..........................  91,741,503    $   918    $  632,111   $   (4,257)  $ (135,700)  $ 493,072
 OEI common stock offering..........................   7,254,000         73       177,674            -            -     177,747
 Common shares issued in exchange for shares
     tendered from a prior acquisition..............       3,461          -             -            -            -           -
 Exercise of common stock options...................   1,110,277         10        14,171            -            -      14,181
 Comprehensive income:
  Net income........................................                      -             -            -       42,919      42,919
 Other comprehensive income (loss):
  Foreign currency translation adjustment...........           -          -             -       (2,582)           -      (2,582)
                                                     --------------------------------------------------------------------------

Balance, December 31, 1997.......................... 100,109,241    $ 1,001    $  823,956   $   (6,839)  $  (92,781)  $ 725,337
 Exercise of common stock options...................     192,377          2         2,609                         -       2,611
 Comprehensive income:
  Net loss..........................................           -          -             -            -      (28,133)    (28,133)
Other comprehensive income:
 Foreign currency translation adjustment............           -          -             -          524            -         524
                                                     --------------------------------------------------------------------------

Balance, March 31, 1998 (Unaudited)................. 100,301,618    $ 1,003    $  826,565   $   (6,315)  $ (120,914)  $ 700,339
                                                     ==========================================================================


The accompanying notes are an integral part of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)


                                                                             THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                        ---------------------------
                                                                           1998              1997
                                                                        --------------   ----------
Cash flows from operating activities:
     Net income (loss)...........................................            $ (28,133)   $  21,385
     Adjustments to reconcile net income to
          cash provided by operating activities:
       Depreciation, depletion and amortization..................               72,771       48,048
       Amortization of debt issue cost...........................                5,819          648
       Deferred income tax provision (benefit)...................               (3,491)      13,354
       Deferred hedge revenue....................................                  171          (41)
                                                                             ---------    ---------
                                                                                47,137       83,394

     Changes in assets and liabilities:
       Decrease in receivables...................................                2,429        8,399
       Increase in payables and other current liabilities........               41,167       11,256
       Increase in net gas imbalances............................                  343          168
       Other.....................................................                  698        1,458
                                                                             ---------    ---------

          Net cash provided by operating activities..............               91,774      104,675
                                                                             ---------    ---------

Cash flows from investing activities:
     Additions to oil and gas properties.........................             (203,567)    (152,935)
     Additions to other property and equipment...................               (1,187)      (2,118)
     Net proceeds from sale of assets............................                1,327       36,794
     Increase in restricted deposits.............................                 (544)        (544)
                                                                             ---------    ---------

          Net cash used in investing activities..................             (203,971)    (118,803)

Cash flows from financing activities:
     Repayment of long-term debt.................................             (326,480)     (35,833)
     Additions to total debt.....................................              439,892       52,500
     Deferred financing cost.....................................               (1,532)      (2,133)
     Proceeds from common stock options and warrants exercised...                2,028        3,007
                                                                             ---------    ---------

          Net cash provided by financing activities..............              113,908       17,541
                                                                             ---------    ---------

Net increase in cash and cash equivalents........................                1,711        3,413

Cash and cash equivalents, beginning of the period...............               11,689       60,701
                                                                             ---------    ---------

Cash and cash equivalents, end of the period.....................            $  13,400    $  64,114
                                                                             =========    =========


  The accompanying notes are an integral part of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1  BASIS OF FINANCIAL STATEMENTS

  The accompanying consolidated financial statements of Ocean Energy, Inc. (OEI or the Company), a Delaware corporation, included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Although certain information normally included in financial statements prepared in accordance with generally accepted accounting principles has been condensed or omitted, OEI believes that the disclosures are adequate to make the information presented not misleading.

  Effective March 27, 1998, pursuant to the Agreement and Plan of Merger dated December 22, 1997, United Meridian Corporation (UMC) was merged into the Company (the Merger). As a result of the Merger, each outstanding share of UMC common stock was converted into 1.3 shares of OEI common stock with approximately 46 million shares issued to the shareholders of UMC representing approximately 46% of all of the issued and outstanding shares of OEI. The Company's shareholders received 2.34 shares of OEI shares for each share outstanding immediately preceding the Merger representing approximately 54% of all of the issued and outstanding shares of OEI. The Merger was accounted for as a pooling of interests. Accordingly, the consolidated financial statements for periods prior to the Merger have been restated to conform accounting policies and combine the historical results of OEI and UMC and have been included in the Form 8-K filed May 6, 1998.

  The accompanying consolidated financial statements of OEI should be read in conjunction with the supplemental consolidated financial statements and notes thereto for the year ended December 31, 1997 included in the Form 8-K filed May 6, 1998.

  The financial statements reflect all normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation.

NOTE 2  INVESTMENT IN OIL AND GAS PROPERTIES

  On January 3, 1997, the Company completed the sale of its interest in the South Marsh Island 269 field, realizing proceeds of $37.2 million from the sale. No gain or loss was recognized on the sale.

  On March 7, 1997, the Company completed the acquisition of certain interests in various state leases in the Main Pass Block 69 field for a net purchase price of $55.9 million.

NOTE 3  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

  In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 130, Reporting Comprehensive Income, which requires the reporting of comprehensive income and its components. In the first quarter of 1998, the Company adopted the provisions of SFAS No. 130 and disclosed comprehensive income (loss) of $(27.6) million for the three months ended March 31, 1998 and $20.9 million for the comparable period in 1997, which encompasses net income and foreign currency translation adjustments, in the Consolidated Statement of Changes in Stockholders' Equity.

NOTE 4  FINANCIAL INSTRUMENTS

   The Company hedges certain of its production through master swap agreements (Swap Agreements). The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices (Swaps) that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price, the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of March 31, 1998, the fair market value of all contracts covered by the Swap Agreements was approximately $13.6 million.

  As of March 31, 1998, the Company's open forward position on its outstanding crude oil Swaps was 3,300 MBbls at an average price of $19.88 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas swaps.

  As of March 31, 1998, the Company's open forward position on its outstanding natural gas Costless Collars was as follows:


                      Effective      Contracted    Contracted   Contracted
                    --------------     Volumes       Floor       Ceiling
      Year          From   Through   (MMBTU/day)     Price        Price
-----------------   ----   -------   -----------   ----------   ----------
      1998          May    August        40,000         $2.00        $2.54
      1998          May     July         20,000         $2.00        $2.50
      1998          May    August        10,000         $2.00        $2.50


  The Company currently has a fixed interest rate swap contract that provides for fixed interest rates ranging from 6.10% in 1997 to 6.40% in 1998. The effect of this swap was an increase in interest and debt expense of $77,000 during the three months ended March 31, 1998.

NOTE 5  CREDIT FACILITY

  Concurrent with the closing of the Merger on March 27, 1998, the Company entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) with an initial borrowing base of $600.0 million. As of March 31, 1998, total borrowings outstanding against the facility were approximately $265.0 million, leaving approximately $335.0 million of available credit.

NOTE 6  SUPPLEMENTAL GUARANTOR INFORMATION

  Ocean Energy, Inc., a Louisiana corporation (Ocean Louisiana), the Company's only direct subsidiary, has unconditionally guaranteed the full and prompt performance of the Company's obligations under the 10 3/8% Senior Subordinated Notes (10 3/8% Notes), the 13 1/2% Senior Notes (13 1/2% Notes), the 9 3/4% Senior Subordinated Notes (9 3/4% Notes) and the 8 7/8% Senior Subordinated Notes (8 7/8% Notes) and related indentures, including the payment of principal, premium (if any) and interest. None of the referenced indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent. Other than intercompany arrangements and transactions, the consolidated financial statements of Ocean Louisiana are equivalent in all material respects to those of the Company and therefore the separate consolidated financial statements of Ocean Louisiana are not material to investors and have not been included herein. However, in an effort to provide meaningful financial data relating to the guarantor (i.e., Ocean Louisiana on an unconsolidated basis), the following condensed consolidating financial information has been provided following the policies set forth below:

(1) Investments in subsidiaries are accounted for by the Company on the cost basis. Earnings of subsidiaries are therefore not reflected in the related investment accounts.

(2) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

  Certain intercompany notes and the related accrued interest were transferred from the Company to a newly formed non-guarantor subsidiary effective as of January 1, 1997.

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended March 31, 1998 and 1997
(In thousands)


                                                               Unconsolidated
                                                --------------------------------------------
                                                               Guarantor      Non-Guarantor    Consolidated
                                                   OEI        Subsidiary       Subsidiaries         OEI
                                                ---------   ---------------   --------------   -------------
1998
----

Revenues.....................................   $     --          $110,408          $31,475        $141,883
                                                --------          --------          -------        --------
Costs and expenses:
  Production costs...........................         --            32,418            4,889          37,307
  General and administrative.................         --             9,142              499           9,641
  Depreciation, depletion and amortization...         --            53,761           19,010          72,771
                                                --------          --------          -------        --------
Income from operations.......................         --            15,087            7,077          22,164
  Interest expense (income), net.............      4,029            10,549           (2,074)         12,504
  Merger costs...............................         --            39,000               --          39,000
  Other credits, net.........................         --               116              225             341
                                                --------          --------          -------        --------

Income (loss) before income taxes............     (4,029)          (34,578)           8,926         (29,681)
Income tax provision (benefit)...............    (21,822)           19,732              542          (1,548)
                                                --------          --------          -------        --------

Net income (loss)............................   $ 17,793          $(54,310)         $ 8,384        $(28,133)
                                                ========          ========          =======        ========

1997
----

Revenues.....................................   $     --          $102,446          $26,209        $128,655
                                                --------          --------          -------        --------
Costs and expenses:
  Production costs...........................         --            24,882            3,652          28,534
  General and administrative.................         30             5,884              470           6,384
  Depreciation, depletion and amortization...         --            35,210           12,838          48,048
                                                --------          --------          -------        --------
Income (loss) from operations................        (30)           36,470            9,249          45,689
  Interest expense (income), net.............     (4,761)           11,615            4,294          11,148
  Other credits, net.........................         --            (1,504)              24          (1,480)
                                                --------          --------          -------        --------

Income before income taxes...................      4,731            26,359            4,931          36,021
Income tax  provision........................      1,723            10,150            2,763          14,636
                                                --------          --------          -------        --------

Net income...................................   $  3,008          $ 16,209          $ 2,168        $ 21,385
                                                ========          ========          =======        ========


SUPPLEMENTAL  CONDENSED CONSOLIDATING BALANCE SHEET
At March 31, 1998 and December 31, 1997
(In thousands)



                                                               Unconsolidated
                                              ---------------------------------------------
                                                              Guarantor      Non-Guarantor    Eliminating    Consolidated
                                                 OEI         Subsidiary       Subsidiaries      Entries          OEI
                                              ----------   ---------------   --------------   ------------   ------------
MARCH 31, 1998
--------------

                    ASSETS

Current assets.............................   $   12,251       $  100,903         $ 74,796    $   (12,249)     $  175,701
Intercompany investments...................    1,097,156            9,584          303,524     (1,410,264)             --
Property and equipment, net................           --        1,187,632          368,931             --       1,556,563
Other assets...............................        3,333           40,732              314             --          44,379
                                              ----------       ----------         --------    -----------      ----------

  Total assets.............................   $1,112,740       $1,338,851         $747,565    $(1,422,513)     $1,776,643
                                              ==========       ==========         ========    ===========      ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities........................   $   19,468       $  205,128         $ 46,326    $   (12,249)     $  258,673
Long-term debt.............................      509,182          259,301           17,258             --         785,741
Deferred credits and other liabilities.....           --           30,854            1,036             --          31,890
Stockholders' equity.......................      584,090          843,568          682,945     (1,410,264)        700,339
                                              ----------       ----------         --------    -----------      ----------

Total liabilities & stockholders' equity...   $1,112,740       $1,338,851         $747,565    $(1,422,513)     $1,776,643
                                              ==========       ==========         ========    ===========      ==========


DECEMBER 31, 1997
-----------------

     ASSETS

Current assets.............................   $   11,480       $  103,243         $ 56,649    $   (11,478)     $  159,894
Intercompany investments...................    1,094,737          (19,479)         335,024     (1,410,282)             --
Property and equipment, net................           --        1,033,193          390,644             --       1,423,837
Other assets...............................        5,395           89,189          (35,320)            --          59,264
                                              ----------       ----------         --------    -----------      ----------

  Total assets.............................   $1,111,612       $1,206,146         $746,997    $(1,421,760)     $1,642,995
                                              ==========       ==========         ========    ===========      ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities........................   $   14,804       $  180,345         $ 37,208    $   (11,478)     $  220,879
Long-term debt.............................      509,152          147,800           15,346             --         672,298
Deferred credits and other liabilities.....           --           27,936           (3,455)            --          24,481
Stockholders' equity.......................      587,656          850,065          697,898     (1,410,282)        725,337
                                              ----------       ----------         --------    -----------      ----------

Total liabilities & stockholders' equity...   $1,111,612       $1,206,146         $746,997    $(1,421,760)     $1,642,995
                                              ==========       ==========         ========    ===========      ==========


SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the three months ended March 31, 1998 and 1997
(In thousands)



                                                                       Unconsolidated
                                                           --------------------------------------------
                                                                          Guarantor      Non-Guarantor    Consolidated
                                                              OEI        Subsidiary       Subsidiaries         OEI
                                                           ---------   ---------------   --------------   -------------
1998
----

Cash flows from operating activities:
  Net income (loss).....................................   $ 17,793         $ (54,310)        $  8,384       $ (28,133)
  Adjustments to reconcile net income (loss)  to
     cash from operating activities.....................    (21,684)           78,738           18,216          75,270
  Changes in assets and liabilities.....................      3,863            55,608          (14,834)         44,637
                                                           --------         ---------         --------       ---------

     Net cash provided by (used in)
      operating activities..............................        (28)           80,036           11,766          91,774

Cash flows used in investing activities.................         --          (142,051)         (61,920)       (203,971)

Cash flows provided by financing activities.............         28            68,702           45,178         113,908
                                                           --------         ---------         --------       ---------

Net increase (decrease) in cash and cash equivalents....         --             6,687           (4,976)          1,711

Cash and cash equivalents at beginning of period........          2             2,653            9,034          11,689
                                                           --------         ---------         --------       ---------

Cash and cash equivalents at end of period..............   $      2         $   9,340         $  4,058       $  13,400
                                                           ========         =========         ========       =========


1997
----

Cash flows from operating activities:
  Net income............................................   $  3,008         $  16,209         $  2,168       $  21,385
  Adjustments to reconcile net income to
     cash from operating activities.....................      1,861            45,768           14,380          62,009
  Changes in assets and liabilities.....................     18,223             3,030               28          21,281
                                                           --------         ---------         --------       ---------

     Net cash provided by operating activities..........     23,092            65,007           16,576         104,675

Cash flows used in investing activities.................         --           (79,571)         (39,232)       (118,803)

Cash flows provided by (used in) financing activities...    (23,093)           20,562           20,072          17,541
                                                           --------         ---------         --------       ---------

Net increase (decrease) in cash and cash equivalents....         (1)            5,998           (2,584)          3,413

Cash and cash equivalents at beginning of period........          3            47,518           13,180          60,701
                                                           --------         ---------         --------       ---------

Cash and cash equivalents at end of period..............   $      2         $  53,516         $ 10,596       $  64,114
                                                           ========         =========         ========       =========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On December 23, 1997, the Company announced that it entered into a Merger Agreement with UMC that provided in part for a stock-for-stock merger of UMC with and into the Company. Pursuant to the Merger Agreement, at the effective time of the Merger, the Company's stockholders received 2.34 shares of the combined company's common stock for each share of the Company's common stock then owned and UMC stockholders received 1.30 shares of the combined company's common stock for each share of UMC stock then owned. The Merger, effective March 27, 1998, was treated as a pooling of interests for accounting purposes.

  This financial review summarizes the combined financial condition and results of operations giving retroactive effect to the Merger and should be read in conjunction with the Company's supplemental consolidated financial statements and the notes thereto included in the Form 8-K filed May 6, 1998. The consolidated financial statements previously filed in the Company's Form 10-K for the year ended December 31, 1997, have been restated therein to reflect the combination of the historical results of OEI and UMC and conforming of accounting policies in accordance with pooling of interests method of accounting and included in the Form 8-K filed May 6, 1998.

RESULTS OF OPERATIONS

The following table sets forth certain operating information of the Company for the periods shown:


                                                         FOR THE THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         --------------------------
                                                            1998          1997
                                                         ----------   -------------

PRODUCTION:
     Oil (MBO)
       U.S............................................        3,816           2,544
       Canada.........................................          107             102
       Cote d'Ivoire..................................          209             294
       Equatorial Guinea..............................        1,394             750
                                                            -------         -------
        Total.........................................        5,526           3,690
                                                            =======         =======

     Natural gas (MMCF)
       U.S............................................       24,530          17,343
       Canada.........................................        2,258           1,636
       Cote d'Ivoire..................................        1,844             951
                                                            -------         -------
         Total........................................       28,632          19,930
                                                            =======         =======

AVERAGE WELLHEAD SALES PRICE, INCLUDING HEDGING:
     Oil ($ per bbl)
       U.S............................................      $ 15.34         $ 21.34
       Canada.........................................      $ 12.88         $ 21.36
       Cote d'Ivoire..................................      $ 15.67         $ 19.92
       Equatorial Guinea..............................      $ 14.52         $ 17.11
         Average......................................      $ 15.09         $ 20.37

     Natural Gas ($ per MCF)
       U.S............................................      $  2.10         $  2.76
       Canada.........................................      $  1.31         $  1.90
       Cote d'Ivoire..................................      $  1.71         $  1.87
         Average......................................      $  2.01         $  2.65

ADDITIONAL DATA ($ PER BOE):
     Production and operating costs (1)...............      $  3.07         $  3.24
     General and administrative expense...............      $  0.94         $  0.91
     Oil and natural gas depletion and depreciation...      $  6.97         $  6.73

________________
(1) Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes of $0.55 and $0.83 per BOE for the three months ended March 31, 1998 and 1997, respectively.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED WITH THREE MONTHS ENDED MARCH 31,
1997

  Operating revenues. The Company's total operating revenues increased approximately $13.2 million, or 10%, to $141.9 million for the three months ended March 31, 1998, from $128.7 million for the comparable period in 1997. Production levels for the three months ended March 31, 1998, increased 47% to 10,298 MBOE from 7,012 MBOE for the comparable period in 1997. The increase in oil and gas revenues is due to increased oil volumes in the Gulf of Mexico and Equatorial Guinea, resulting partially from a full year's production from the Central Gulf Properties and overall higher U.S. gas volumes.

  Oil revenues increased $8.3 million, or 11%, to $83.4 million for the three months ended March 31, 1998, from $75.1 million for the three months ended March 31, 1997, the result of significantly increased worldwide production volumes offset by a drop in the average realized price received. Oil production increased 50% to 5,526 MBO in the first quarter of 1998 as compared to the same period in 1997 due primarily to increased oil production in the Gulf of Mexico and Equatorial Guinea. The average sales price before hedging for oil decreased 31% to $14.23 in the first quarter of 1998 compared to $20.63 in the same period in 1997.

  Natural gas revenues increased $4.8 million, or 9%, to $57.6 million for the three months ended March 31, 1998, from $52.8 million for the three months ended March 31, 1997, the result of increased worldwide production which more than offsets the decline in prices received for gas. Natural gas production for the first quarter of 1998 was 28,632 MMCF, an increase of 44% over 1997 volumes due primarily to the impact of acquisitions and increased production in the Gulf of Mexico, Cote d'Ivoire and Canada, offset by property sales and natural production declines in North America. The average sales price before hedging for natural gas decreased 24% to $2.01 per MCF in the first quarter of 1998 as compared to $2.65 in the first quarter of 1997.

  For the quarter ended March 31, 1998, the Company's total revenues were further affected by a $4.8 million increase in hedging revenues. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. The Company's average sales prices including hedging for oil and natural gas for the quarter ended March 31, 1998 were $15.09 per Bbl and $2.01 per Mcf compared to $20.37 per Bbl and $2.65 per Mcf in the comparable 1997 period.

  Production costs. Total production costs increased $8.8 million, or 31%, to $37.3 million for the three months ended March 31, 1998, to $28.5 million for the comparable 1997 period. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities. Production and operating costs (costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes) decreased $0.17 per BOE, or 5%, to $3.07 per BOE for the quarter ended March 31, 1998, from $3.24 per BOE in the comparable 1997 period. This decrease is primarily the result of increased production in the Company's offshore Gulf of Mexico and Equatorial Guinea fields and resulting increased utilization of existing facilities.

  General and administrative expenses. General and administrative expenses increased $3.3 million, or 51%, to $9.6 million for the three months ended March 31, 1998 from $6.3 million in the comparable 1997 period. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's property acquisitions in 1997. In addition, a new systems implementation partially offset by an increase in 1997 in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties in accordance with the full cost method of accounting contributed to the increase. As a result of these factors, general and administrative expenses per BOE increased slightly by $0.03 per BOE, or 3%, to $0.94 per BOE for the quarter ended March 31, 1998, from $0.91 per BOE for the comparable 1997 period.

  Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense increased $24.7 million, or 51%, to $72.8 million for the three months ended March 31, 1998, from $48.1 million for the comparable 1997 period. This variance is primarily attributable to the Company's increased production and related current and future capital costs from the 1997 and 1998 Gulf of Mexico and international drilling programs and acquisitions, partially offset by the increase in proved reserves resulting from such programs and acquisitions. DD&A increased $0.24 per BOE, or 4%, to $6.97 per BOE for the quarter ended March 31, 1998, from $6.73 per BOE for the comparable 1997 period. This unit increase is primarily the result of increased production from the Company's Gulf of Mexico and Equatorial Guinea fields.

  Interest and debt expense. Interest and debt expense increased $1.4 million, or 12%, to $12.5 million for the three months ended March 31, 1998, from $11.1 million in the comparable 1997 period. This increase is primarily the result of an increase in debt levels in the first quarter of 1998 resulting from the higher capital spending program in the quarter.

  Merger Costs. Merger costs of $39.0 million have been recorded in the first quarter of 1998. These costs consist primarily of investment banking and other transaction fees, employee severance and relocation costs as well as the write-off of deferred financing costs related to the former credit facilities replaced by the OEI Credit Facility in March 1998.

  Income tax expense (benefit). An income tax benefit of $1.6 million (of which $1.9 million is a current provision and $3.5 million is a deferred benefit) was recognized for 1998, compared to a provision of $14.6 million (of which $1.3 million was a current provision and $13.3 million was a deferred provision) for 1997. A significant portion of current taxes in 1997 is a $4.6 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. The first quarter of 1998 deferred tax benefit is further impacted by the tax treatment of certain Merger costs, a portion of which was not deductible for tax purposes. Consistent with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet.

  Net income. Due to the factors described above, net income (loss) for the three months ended March 31, 1998, decreased to $(28.1) million, a decrease of $49.5 million from net income of $21.4 million for the comparable 1997 period.

LIQUIDITY AND CAPITAL RESOURCES

  The following summary table reflects comparative cash flows for the Company for the three months ended March 31, 1998 and 1997 (in thousands):

                                                     Three Months Ended March 31,
                                                    ------------------------------
                                                         1998            1997
                                                    --------------   -------------

     Net cash provided by operating activities          $  91,774       $ 104,675
     Net cash used in investing activities               (203,971)       (118,803)
     Net cash provided by financing activities            113,908          17,541

  For the three months ended March 31, 1998, net cash provided by operating activities decreased by $12.9 million, or 12%, as compared to the three months ended March 31, 1997, resulting primarily from an increase in depreciation, depletion and amortization.

  Cash used in investing activities during the three months ended March 31, 1998, increased to $204.0 million, or 72%, as compared to $118.8 million in the comparable 1997 period. This increase relates primarily to the Company's active acquisition programs, primarily in the Gulf of Mexico with the Main Pass 69 and South Pass acquisitions, active exploration programs in the Gulf of Mexico and Equatorial Guinea and development project expenditures.

  Financing activities during the three months ended March 31, 1998, generated cash of $113.9 million, as compared to $17.5 million in the comparable 1997 period, resulting from increased drawdowns on the OEI Credit Facility.

  Capital requirements. The Company's capital investments to date have focused primarily on exploration, acquisitions and development of proved properties. The Company's expenditures for property acquisition, exploration and development for the three months ended March 31, 1998 and 1997 are as follows:


                                                       Three months ended March 31,
                                                       -----------------------------
                                                            1998            1997
                                                       --------------   ------------
                                                              (in thousands)
   Property acquisition costs:
     Proved.........................................        $   (147)       $ 50,442
     Unproved.......................................           5,358          10,772
   Exploration costs................................          84,220          41,468
   Development costs................................         104,990          66,901
   Capitalized interest on unevaluated properties...           4,973           2,224
   Capitalized general and administrative costs.....           4,828           3,244
                                                            --------        --------
   Total costs incurred.............................        $204,222        $175,051
                                                            ========        ========

  The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, sales of common and preferred stock, issuance of senior subordinated notes, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings. The Company intends to finance 1998 capital expenditures related to this strategy primarily with funds provided by operations, borrowings or other capital market activities.

  The Company's capital expenditure budget for 1998 is expected to be approximately $600.0 million. Primary areas of emphasis will be West Africa, East Texas, the Gulf of Mexico and other international areas. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the capital expenditure budget.

  The Company continues to maintain a sound financial structure. The Company's debt to total capitalization ratio has increased slightly to 53% at March 31, 1998, from 48% at December 31, 1997. However, the Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and impairment of proved oil and gas properties to interest plus capitalized interest less non-cash amortization of debt issue costs) was 5.7 to 1 for the first quarter of 1998 compared with 7.4 to 1 for first quarter of 1997. This measure provides investors with a measure of the Company's ability to service debt. This ratio is an indicator of the Company's strong financial position and future capability to service debt and fund operations. Access to various capital markets, combined with cash flows from operating activities, provide the Company with the financial strength, leverage and liquidity that will allow it to fund its 1998 capital expenditure program, including both Gulf of Mexico and international exploration and development opportunities in Cote d'Ivoire, Equatorial Guinea, Pakistan and Bangladesh, and continue to selectively pursue strategic acquisitions.

  Concurrent with the closing of the Merger on March 27, 1998, the Company entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) which combines and replaces the Revolving Credit Facility and the Global Credit Facility. The OEI Credit Facility, which is with a group of commercial banks, provides for various borrowing options under either a base rate or Eurodollar margin rates. As of March 31, 1998, the OEI Credit Facility provides a $600.0 million initial borrowing base. As of March 31, 1998, total borrowings outstanding against the facility were approximately $265.0 million, leaving approximately $335.0 million of available credit.

  In addition to developing its existing reserves, the Company attempts to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and gas properties. In order to finance other possible future acquisitions, the Company may seek to obtain additional debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will acquire any additional producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be subject to the terms of the various indentures.

  Liquidity. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and to financial and business conditions and other factors, many of which are beyond its control, supplemented if necessary with existing cash balances and borrowings under the OEI Credit Facility. The Company currently expects that its cash flow from operations and availability under the OEI Credit Facility will be adequate to execute its 1998 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations and availability under the OEI Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

  Effects of Leverage. The Company has outstanding indebtedness of approximately $786.7 million as of March 31, 1998. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions which limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

  The Company believes it is currently in compliance with all covenants contained in the respective indentures and has been in compliance since the issuance of the 13 1/2% Notes, the 9 3/4% Notes, the 8 7/8% Notes and the 10 3/8% Notes.

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

OTHER MATTERS

  Energy swap agreements. The Company engages in futures contracts with certain of its production through master swap agreements (Swap Agreements). The Company considers these futures contracts to be hedging activities and, as such, monthly settlements on these contracts are reflected in oil and gas sales. In order to consider these futures contracts as hedges, (i) the Company must designate the futures contract as a hedge of future production and (ii) the contract must reduce the Company's exposure to the risk of changes in prices. Changes in the market value of futures contracts treated as hedges are not recognized in income until the hedged item is also recognized in income. If the above criteria are not met, the Company will record the market value of the contract at the end of each month and recognize a related gain or loss. Proceeds received or paid relating to terminated contracts or contracts that have been sold are amortized over the original contract period and reflected in oil and gas sales. The Company enters into hedging activities in order to secure an acceptable future price relating to a portion of future production. The primary objective of these activities is to protect against decreases in price during the term of the hedge.

  The Swap Agreements provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices (Swaps) that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. Under the terms of the Swap Agreements, each counterparty has extended the Company a $5.0 million line of credit for use in conjunction with its hedging activities. As of March 31, 1998, the fair market value of all contracts covered by the Swap Agreements was approximately $13.6 million.

  As of March 31, 1998, after giving effect to three hedges that were unwound in January 1998, the Company's open forward position on its outstanding crude oil Swaps was 3,300 MBbls at an average price of $19.88 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas Swaps.

  It is the Company's current intention to commit no more than 50% of its production on a BOE basis to such arrangements at any point in time. As the current swap agreements expire, the portion of the Company's oil and natural gas production which is subject to price fluctuations will increase substantially, unless the Company enters into additional hedging transactions.

  Price fluctuations and volatile nature of markets. Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas and oil sold on the spot market. Prices received for natural gas sold on the spot market are volatile due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices which are subject to price fluctuations resulting from changes in world supply and demand. Any significant decline in prices for oil and gas could have a material adverse effect on the Company's financial position, results of operations and quantities of reserves recoverable on an economic basis.

  Environmental. The Company's business is subject to certain federal, state, and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions, terminations or inability to meet applicable bonding requirements could materially and adversely affect the Company's financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, to date such compliance has not had a material adverse effect on the earnings or competitive position of the Company. It is possible that such regulations in the future may add to the cost of operating offshore drilling equipment or may significantly limit drilling activity. The Company has included $10.0 million in its 1998 exploration and development capital budget to reformat operations for alternative disposal of water produced from its offshore wells in accordance with an approved zero discharge plan.

  The Oil Pollution Act of 1990 (OPA) imposes ongoing requirements on a responsible party including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence of financial responsibility of up to $10.0 million depending on gross tonnage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. This amount is subject to upward regulatory adjustment up to $150.0 million.

  Year 2000 compliance. The Company is currently in the process of evaluating its information technology infrastructure for the year 2000 (Year 2000) compliance. The Company's primary information systems are in the process of being replaced with fully compliant new systems as part of a regularly scheduled upgrade to meet the Company's growing capacity and performance requirements. These replacements are expected to be completed by early 1999.

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

  Forward-looking statements. Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial

Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS. Not applicable.

                               OCEAN ENERGY, INC.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

     On December 29, 1997, a class action complaint (Newman v. Carson, et al., Civil Action No. 16109-NC) was filed in the Court of Chancery of the State of Delaware, by a person claiming to represent the stockholders of UMC against UMC and each of its directors. On January 9, 1998, a similar class action complaint (Ross v. Brock. et al., Civil Action No. 98-00845) was filed in the District Court of Harris County, Texas, 164th Judicial District by another person claiming to represent the stockholders of UMC against UMC and each of its directors. Preliminary settlements have been reached in each of these complaints, the effects of which are not material to the consolidated financial statements.

     The U.S. Environmental Protection Agency has indicated that the Company may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at two sites in Louisiana under the Comprehensive Environmental Response, Compensation and Liability Act. Given the extremely large number of companies that have been identified as potentially responsible for releases of hazardous substances at the sites and the small volume of hazardous substances allegedly disposed of by the companies whose properties the Company acquired, management believes that the Company's potential liability arising from these sites, if any, will not have a material adverse impact on the Company.

     In February 1998, the Tulane Environmental Law Clinic (Clinic), claiming to represent several southeastern Louisiana environmental groups, gave notice that it intends to file a Clean Water Act citizens' suit against the Company after a sixty-day waiting period expires in connection with the discharge of produced water in East Bay. The Clinic claims that the Company is violating the Clean Water Act by discharging produced water from its East Bay Central Facilities into Southwest Pass, and has stated that it will seek an injunction to require the Company to cease its discharge of produced water, and will seek civil penalties and attorney's fees. If the Clinic were to successfully obtain an injunction, certain production operations at the Company's East Bay Facilities could be interrupted until favorable resolution of the issue in court or accelerated completion of the Company's plan to reformat operations to provide for alternative produced water disposal. The Company believes that its zero discharge compliance plan, which permits the temporary continued discharge of produced water into Southwest Pass through July 1, 1999, is completely lawful as authorized by a Compliance Order issued by the Louisiana Department of Environmental Quality, and intends to vigorously defend any such citizens' suit, if filed. The Clinic has delivered similar notices to other Louisiana coastal producers.

     The Company is a named defendant in lawsuits and is a party in governmental proceedings from time to time arising in the ordinary course of business. While the outcome of such lawsuits or other proceedings against the Company cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

ITEM 2.  CHANGES IN SECURITIES

     In connection with the merger of United Meridian Corporation with and into the Company, the Company's stockholders received 2.34 shares of the combined Company's common stock for each share of the Company's common stock owned and United Meridian Corporation stockholders received 1.30 shares of the combined Company's common stock for each share of the United Meridian Corporation stock owned.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On March 27, 1998, the shareholders approved a stock-for-stock merger of United Meridian Corporation with and into the Company, approved the OEI 1998 Long-Term Incentive Plan, elected certain directors and ratified the appointment of Arthur Andersen LLP as auditors.

ITEM 5.  OTHER INFORMATION

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     [A]  Exhibits: See Index to Exhibits on page 22.

     [B]  Reports on Form 8-K

     A Form 8-K dated February 19, 1998 was filed announcing earnings as of December 31, 1997.

     A Form 8-K dated March 3, 1998 was filed announcing an exclusive Gulf of Mexico exploration alliance with Shell Offshore Inc.

     A Form 8-K dated March 31, 1998 was filed announcing the Merger and related debt refinancings and the results of matters voted on by security holders.

     A Form 8-K dated May 6, 1998 was filed containing the Company's Supplemental Consolidated Financial Statements and Related Management's Discussion and Analysis of Financial Condition and Results of Operations giving retroactive effect of the merger between United Meridian Corporation and Ocean Energy, Inc.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Signature                       Title                     Date
       ---------                       -----                     ----


/s/  Jonathan M. Clarkson    Executive Vice President and      May 13, 1998
-------------------------    Chief Financial Officer
Jonathan M. Clarkson


/s/ Christopher E. Cragg    Vice President and Controller      May 13, 1998
------------------------    (Chief Accounting Officer)
Christopher E. Cragg

                               INDEX TO EXHIBITS
EXHIBIT
NUMBER                                 EXHIBIT
-------   ----------------------------------------------------------------------

     2.1 Agreement and Plan of Merger, dated as of December 22, 1997, by and among the Company, United Meridian Corporation, a Delaware Corporation, and OEI Holding Corporation, a Delaware corporation, incorporated by reference to Exhibit 2.1 to United Meridian Corporation's Current Report on Form 8-K filed on December 23, 1997.

     2.2 Amendment No. 1 to Agreement and Plan of Merger, dated as of January 7, 1997, among the Company, OEI Holding Corporation, a Delaware corporation and United Meridian Corporation, a Delaware corporation, incorporated by reference to Exhibit 2.2 to the Company's Registration Statement on Form S-4 (Registration No. 333-43933).

     2.3 Amendment No. 2 to Agreement and Plan of Merger, dated as of February 20, 1998, among the Company, OEI Holding Corporation, a Delaware corporation, and United Meridian Corporation, a Delaware corporation, incorporated by reference to Exhibit 2.3 to the Company's Registration Statement on Form S-4 (Registration No. 333-43933).

     3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

     3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.1 Employment Agreement, dated as of March 27, 1998, among the Company and John B. Brock, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.2 Employment Agreement, dated as of March 27, 1998, among the Company and James C. Flores, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.3 Global Credit Agreement, dated as of March 27, 1998, by and among the Company, OEI Louisiana, Chase Bank of Texas, National Association ("Chase Texas") as Administrative Agent, Morgan Guaranty Trust of New York ("Morgan Guaranty") as Syndication Agent, Barclay Bank PLC as Documentation Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.4 Guaranty Agreement, dated as of March 27, 1998, by and among the Company, Chase Texas as Administrative Agent, Morgan Guaranty as Syndication Agent, Barclays Bank PLC as Documentation Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.4 to the Company's Form 8-k filed with the Securities and Exchange Commission on March 31, 1998.

    10.5 Intercreditor Agreement, dated as of March 27, 1998, by and among the Company, OEI Louisiana, UMC Canada, Chase Texas as Administrative Agent and Paying Agent, Morgan Guaranty as Syndication Agent, Barclays Bank PLC as Documentation Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.6 Credit Agreement, dated as of March 27, 1998, by and among UMC Canada, the Chase Manhattan Bank of Canada ("Chase Canada") as Agent, and the other Lenders named therein, incorporated by reference to
          Exhibit 10.6 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.7 Guaranty Agreement, dated as of March 27, 1998, by and among the Company, Chase Canada as Administrative Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.7 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.8 Guaranty Agreement, dated as of March 27, 1998, by and among OEI Louisiana, Chase Canada as Administrative Agent and the other Lenders named therein, incorporated by reference to Exhibit 10.8 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    10.9 Third Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 13 1/2% Senior Notes due 2004, incorporated by reference to Exhibit
          10.9 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

   10.10 First Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc. a Delaware corporation, Ocean Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 9 3/4% Senior Subordinated Notes due 2006, incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

   10.11 First Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 8 7/8% Senior Subordinated Notes due 2007, incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

   10.12 Second Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc. a Delaware corporation (successor by merger to United Meridian Corporation), Ocean Energy, Inc., a Louisiana corporation, (successor by merger to UMC Petroleum Corporation), and U.S. Bank Trust National Association, relating to the 10 3/8% Senior Subordinated Notes due 2005, incorporated by reference to Exhibit
          10.12 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

   10.13 Ocean Energy, Inc. 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

   10.14 Petroleum Production Sharing Contract on Block CI-11 dated June 27, 1992 among the Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (including English translation), incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to United Meridian Corporation's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on July 20, 1993.

   10.15 Production Sharing Contract dated August 18, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area A - Offshore NE Bioco), incorporated herein by reference to
          Exhibit 10.6 to Amendment No. 1 to United Meridian Corporation's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

   10.16 Production Sharing Contract dated June 29, 1992 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area B - Offshore NW Bioco), incorporated herein by reference to
          Exhibit 10.7 to Amendment No. 1 to United Meridian Corporation's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

   10.17 Production Sharing Contract dated June 29, 1994 between the Republic of Equatorial Guinea and United Meridian International Corporation (Area C - Offshore Bioco), incorporated by reference to Exhibit 10.15 to United Meridian Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.18 Production Sharing Contract on Block CI-01 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe National d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.16 to United Meridian Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.19 Production Sharing Contract on Block CI-02 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.17 to United Meridian Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.20 Production Sharing of Block CI-12 dated April 27, 1995 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and others (English translation), incorporated by reference to Exhibit 10.18 to United Meridian Corporation's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

   10.21 Production Sharing Contract dated April 5, 1995 between The Republic of Equatorial Guinea and UMIC Equatorial Guinea Corporation (Area D - Offshore Bioco), incorporated by reference to Exhibit 10.20 to United Meridian Corporation's Form 10-Q for the period ended September 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

    27.1* Financial Data Schedule, included solely in the Form 10-Q filed electronically with the Securities and Exchange Commission.
______________________________

* Filed herewith.