Form 10-Q
period 1998-06-30
OCEAN ENERGY INC
filed 1998-08-14
CIK 930550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Yes [X]  No [  ]



The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of August 10, 1998, the latest practicable date, was 100,907,108.

                              OCEAN ENERGY, INC.

                                   FORM 10-Q

                                 JUNE 30, 1998

                               TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
PART I - FINANCIAL INFORMATION

  Item 1.   Consolidated Financial Statements (Unaudited)
            Consolidated Statement of Income for the Three Months and
             Six Months Ended June 30, 1998 and 1997...................    1
            Consolidated Balance Sheet at June 30, 1998 and
             December 31, 1997.........................................    2
            Consolidated Statement of Changes in Stockholders' Equity
             for the Year Ended December 31, 1997 and for the Six
             Months Ended June 30, 1998................................    4
            Consolidated Statement of Cash Flows for the Six Months
             Ended June 30, 1998 and 1997..............................    5
            Notes to Consolidated Financial Statements.................    6

  Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations.......................   13

  Item 3.   Quantitative and Qualitative Disclosures About Market Risk.   18

 PART II  OTHER INFORMATION

  Item 1.   Legal Proceedings..........................................   19
  Item 2.   Changes in Securities......................................   19
  Item 3.   Defaults Upon Senior Securities............................   19
  Item 4.   Submission of Matters to a Vote of Security
             Holders...................................................   19
  Item 5.   Other Information..........................................   19
  Item 6.   Exhibits and Reports on Form 8-K...........................   20

SIGNATURES  ...........................................................   20

EXHIBITS

  Index to Exhibits....................................................   21

                               OCEAN ENERGY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                           FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                    JUNE 30,                          JUNE 30,
                                           --------------------------         -------------------------
                                               1998          1997               1998          1997
                                             --------      --------           --------      ---------
Operating revenues:
 Gas sales.................................... $  58,330   $ 42,974           $ 115,934    $ 95,777
 Oil sales....................................    74,626     75,622             158,031     150,776
 Contract settlements and other...............       251      1,120               1,125       1,818
                                               ---------   --------           ---------    --------
                                                 133,207    119,716             275,090     248,371
                                               ---------   --------           ---------    --------
Costs and expenses:
 Production costs.............................    36,923     29,763              74,230      58,297
 General and administrative...................    10,559      7,169              20,200      13,553
 Depreciation, depletion and amortization.....    74,727     57,762             147,498     105,810
 Write-down of oil and gas properties.........   218,392         --             218,392          --
                                               ---------   --------           ---------    --------
                                                 340,601     94,694             460,320     177,660
                                               ---------   --------           ---------    --------

Income (loss) from operations.................  (207,394)    25,022            (185,230)     70,711
Other income, expenses and  deductions:
 Interest and debt expense....................     9,437     11,593              21,941      22,741
 Merger costs.................................        --         --              39,000          --
 Interest and other expense (income)..........       (24)      (632)                317      (2,112)
                                               ---------   --------           ---------    --------

Income (loss) before income taxes.............  (216,807)    14,061            (246,488)     50,082
Income tax provision (benefit):
 Current......................................       648      1,392               2,591       2,674
 Deferred.....................................   (82,609)     3,070             (86,100)     16,423
                                               ---------   --------          ---------    --------

Net income (loss)............................. $(134,846)  $  9,599           $(162,979)   $ 30,985
                                               =========   ========          =========    ========

Basic earnings (loss) per share............... $   (1.34)  $   0.10           $   (1.62)   $   0.34
                                               =========   ========           =========    ========

Weighted average number of common
 shares outstanding...........................   100,569     92,279             100,351      92,083
                                               =========   ========           =========    ========

Diluted earnings (loss) per share............. $   (1.34)  $   0.10           $   (1.62)   $   0.32
                                               =========   ========           =========    ========

Weighted average number of common shares
 and common share equivalents
  outstanding.................................   100,569     96,703            100,351      96,587
                                               =========   ========           =========    ========




             The accompanying notes are an integral part of these
                    consolidated financial statements.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)





                                                              JUNE 30,     DECEMBER 31,
           ASSETS                                              1998           1997
                                                            ------------   ------------
                                                            (UNAUDITED)
Current assets:
  Cash and cash equivalents..............................   $    14,348      $   11,689
  Accounts receivable
     Oil and gas sales...................................        58,433          75,642
     Joint interest and other............................        59,270          49,289
  Deferred income taxes..................................            24           1,547
  Inventory..............................................        17,901          11,097
  Prepaid expenses and other.............................        13,352          10,630
                                                            -----------      ----------
                                                                163,328         159,894
                                                            -----------      ----------

Property and equipment, at cost:
  Oil and gas (full cost method)
     Evaluated properties................................     2,374,886       2,043,700
     Unevaluated properties excluded from amortization...       310,093         232,726
  Other..................................................        34,486          28,182
                                                            -----------      ----------
                                                              2,719,465       2,304,608
  Accumulated depreciation, depletion and amortization...    (1,245,462)       (880,771)
                                                            -----------      ----------
                                                              1,474,003       1,423,837
                                                            -----------      ----------
Other assets:
  Gas imbalances receivable..............................         5,856           6,227
  Deferred income taxes..................................        97,509             130
  Deferred financing costs...............................        14,994          19,661
  Restricted deposits and other..........................        20,440          33,246
                                                            -----------      ----------
                                                                138,799          59,264
                                                            -----------      ----------
     TOTAL ASSETS........................................   $ 1,776,130      $1,642,995
                                                            ===========      ==========




             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (In thousands)





                                                               JUNE 30,     DECEMBER 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY                    1998           1997
                                                              -----------   ------------
                                                              (UNAUDITED)
Current liabilities:
  Accounts payable.........................................   $  135,068      $  188,429
  Advances from joint owners...............................       13,807           8,491
  Interest payable.........................................       20,090          16,476
  Accrued liabilities......................................       10,277           6,572
  Current maturities of long-term debt.....................          951             911
                                                              ----------      ----------
                                                                 180,193         220,879
                                                              ----------      ----------

Long-term debt.............................................      987,277         672,298
                                                              ----------      ----------

Deferred credits and other liabilities:
  Deferred income taxes....................................       17,254          11,159
  Gas imbalances payable...................................        4,777           5,861
  Other....................................................       16,257           7,461
                                                              ----------      ----------
                                                                  38,288          24,481
                                                              ----------      ----------

Commitments and contingencies

Stockholders' equity:
  Common stock.............................................        1,007           1,001
  Additional paid-in capital...............................      832,548         823,956
  Accumulated other comprehensive income (loss)  foreign
     currency translation adjustment.......................       (7,423)         (6,839)
  Retained earnings (deficit)..............................     (255,760)        (92,781)
                                                              ----------      ----------
                                                                 570,372         725,337
                                                              ----------      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...............   $1,776,130      $1,642,995
                                                              ==========      ==========






             The accompanying notes are an integral part of these
                      consolidated financial statements.

                              OCEAN ENERGY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (In thousands, except share amounts)

    For the year ended December 31, 1997 and six months ended June 30, 1998



                                                 Common Stock        Additional      Accumulated Other    Retained       Total
                                          -----------------------     Paid-In          Comprehensive      Earnings    Stockholders'
                                             Shares       Amount      Capital             Income          (Deficit)      Equity
                                          -----------    --------    ----------      -----------------   ----------   -------------
Balance, December 31, 1996............     91,741,503     $  918      $632,111            $(4,257)        $(135,700)   $ 493,072
  OEI common stock offering...........      7,254,000         73       177,674                 --                --      177,747
  Common shares issued in exchange for
    shares tendered from a prior
    acquisition.......................          3,461         --            --                 --                --           --
  Exercise of common stock options....      1,110,277         10        14,171                 --                --       14,181
  Comprehensive income:
    Net income........................             --         --            --                 --            42,919       42,919
  Other comprehensive income (loss):
    Foreign currency translation
     adjustment.......................             --         --            --             (2,582)               --       (2,582)
                                          -----------     ------      --------            -------         ---------    ---------
Balance, December 31, 1997............    100,109,241     $1,001      $823,956            $(6,839)        $ (92,781)   $ 725,337
  Exercise of common stock options....        631,071          6         8,592                 --                --        8,598
  Comprehensive income:
    Net loss..........................             --         --            --                 --          (162,979)    (162,979)
  Other comprehensive income:
    Foreign currency translation
     adjustment.......................             --         --            --               (584)               --         (584)
                                          -----------     ------      --------            -------         ---------    ---------
Balance, June 30, 1998 (Unaudited)....    100,740,312     $1,007      $832,548            $(7,423)        $(255,760)   $ 570,372
                                          ===========     ======      ========            =======         =========    =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                               OCEAN ENERGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (In thousands)
                                  (UNAUDITED)


                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                             ----------------------
                                                                                1998         1997
                                                                             ---------    ---------
Cash flows from operating activities:
 Net income (loss).................................................          $(162,979)   $  30,985
 Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
   Depreciation, depletion and amortization........................            147,498      105,810
   Write-down of oil and gas properties............................            218,392           --
   Amortization of debt issue cost.................................              6,308        1,411
   Deferred income tax provision (benefit).........................            (86,100)      15,731
   Deferred hedge revenue..........................................                (98)         (75)
                                                                             ---------    ---------
                                                                               123,021      153,862

 Changes in assets and liabilities:
   Decrease in receivables.........................................             10,644       18,907
   Increase (decrease) in payables and other current liabilities...            (24,259)      16,733
   Increase (decrease) in net gas imbalances.......................               (713)          85
   Other...........................................................              3,122         (977)
                                                                             ---------    ---------
    Net cash provided by operating activities......................            111,815      188,610
                                                                             ---------    ---------

Cash flows from investing activities:
  Additions to oil and gas properties..............................           (421,988)    (350,700)
  Additions to other property and equipment........................             (5,633)      (3,559)
  Net proceeds from sale of assets.................................                739       47,053
  Increase in restricted deposits..................................             (1,085)      (1,068)
                                                                             ---------    ---------
    Net cash used in investing activities..........................           (427,967)    (308,274)
                                                                             ---------    ---------
Cash flows from financing activities:
  Repayment of long-term debt......................................           (364,480)     (65,984)
  Additions to total debt..........................................            679,438      139,236
  Deferred financing costs.........................................             (1,590)      (2,802)
  Proceeds from common stock options exercised.....................              5,443        4,897
                                                                             ---------    ---------
    Net cash provided by financing activities......................            318,811       75,347
                                                                             ---------    ---------

Net increase (decrease) in cash and cash equivalents...............              2,659      (44,317)

Cash and cash equivalents, beginning of the period.................             11,689       60,701
                                                                             ---------    ---------

Cash and cash equivalents, end of the period.......................          $  14,348    $  16,384
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

NOTE 2  INVESTMENT IN OIL AND GAS PROPERTIES

  As part of its on-going operations, the Company continually acquires and sells producing and undeveloped reserves and related assets. Certain transactions occurring in the periods presented are discussed below.

  On January 3, 1997, the Company completed the sale of its interest in the South Marsh Island 269 field, realizing proceeds of $37.2 million from the sale. No gain or loss was recognized on the sale. During the six months ended June 30, 1997, the Company sold various non-strategic North American properties for total proceeds of $13.6 million.

  On March 7, 1997, the Company completed the acquisition of certain interests in various state leases in the Main Pass Block 69 field for a net purchase price of $55.9 million. Through July 1997, the Company acquired additional interests in various properties from several of its institutional partners. In conjunction with one of these acquisitions, the Company sold a portion of the acquired interests. The net cost of the additional interests was approximately $25.9 million.

  As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. At June 30, 1998, the Company recognized a non-cash impairment of oil and gas properties in the amount of $218.4 million pre-tax ($135.4 million after-tax) pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties, using certain improvements in pricing experienced after period end. The write-down is primarily a result of the precipitous decline in world crude oil prices experienced during the second quarter 1998.

Note 3  Financial Instruments

   The Company hedges certain of its production through master swap agreements (Swap Agreements) which provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). As of June 30, 1998, the fair market value of all hedging contracts was approximately $10.1 million.

  Oil revenues have been increased by $6.3 million and $11.1 million for the three and six months ended June 30, 1998 as a result of the hedge contracts in place for each period. As of June 30, 1998, the Company's open forward position on its outstanding crude oil Swaps was 2,100 MBbls at an average price of $19.87 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas swaps.

  As of June 30, 1998, the Company's open forward position on its outstanding natural gas Costless Collars was as follows:


                      Effective      Contracted    Contracted   Contracted
                    --------------     Volumes       Floor       Ceiling
      Year          From   Through   (MMBTU/day)     Price        Price
      ----          ----   -------   -----------   ----------   ----------
      1998          July   August        40,000      $2.00        $2.54
      1998          July    July         20,000      $2.00        $2.50
      1998          July   August        10,000      $2.00        $2.50

  The Company currently has certain agreements in place to reduce interest rate fluctuation risk on a portion of its debt, resulting in an increase in interest and debt expense of $0.2 million during the six months ended June 30, 1998.

NOTE 4  SUBSEQUENT EVENT

  On July 8, 1998, the Company closed an offering of $500.0 million Senior and Senior Subordinated Notes receiving net proceeds of approximately $487.8 million, after deducting underwriting discounts and expenses. The offering, made pursuant to Rule 144A, comprised three separate indentures including $125.0 million of 7 5/8% Senior Notes due July 1, 2005, $125.0 million of 8 1/4% Senior Notes due July 1, 2018, and $250.0 million of 8 3/8% Senior Subordinated Notes due July 1, 2008. The proceeds from the offering were used to pay off amounts then outstanding under the OEI Credit Facility. The excess net proceeds of the offering over the amounts outstanding under the OEI Credit Facility have since been used for capital expenditures and general corporate purposes.

  In addition, the Company announced the simultaneous amendment and restatement of the OEI Credit Facility. Concurrent with the closing of the Merger on March 27, 1998, the Company had entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) with an initial borrowing base of $600.0 million. As of June 30, 1998, total borrowings outstanding against the facility were approximately $472.1 million, leaving approximately $127.9 million of available credit. In connection with the $500.0 million notes offering made by the Company in July 1998, the OEI Credit Facility was restated and amended to a $400.0 million, five-year revolving credit facility, with an initial borrowing base of $300.0 million. No amounts were outstanding under the OEI Credit Facility immediately following the $500.0 million notes offering.

NOTE 5  IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

  In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. SFAS 133, which will be effective for the Company's fiscal year 2000, requires that all derivatives be recognized in the balance sheet as either assets or liabilities and measured at fair value. The statement also requires that changes in fair value be reported in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the effect of the adoption of the Statement on its consolidated financial position and results of operations.

NOTE 6  SUPPLEMENTAL GUARANTOR INFORMATION

  Ocean Energy, Inc., a Louisiana corporation (Ocean Louisiana), the Company's only direct subsidiary, has unconditionally guaranteed the full and prompt performance of the Company's obligations under certain of the notes and related indentures, including the payment of principal, premium (if any) and interest. None of the referenced indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent. Other than intercompany arrangements and transactions, the consolidated financial statements of Ocean Louisiana are equivalent in all material respects to those of the Company and therefore the separate consolidated financial statements of Ocean Louisiana are not material to investors and have not been included herein. However, in an effort to provide meaningful financial data relating to the guarantor (i.e., Ocean Louisiana on an unconsolidated basis), the following condensed consolidating financial information has been provided following the policies set forth below:

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

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the three months ended June 30, 1998 and 1997
(In thousands)



                                                                    Unconsolidated
                                                -----------------------------------------------------------
                                                              Guarantor      Non-Guarantor    Consolidated
                                                  OEI        Subsidiary       Subsidiaries         OEI
                                                --------   ---------------   --------------   -------------
1998
----

Revenues.....................................   $    --         $ 106,325          $26,882       $ 133,207
                                                -------         ---------          -------       ---------
Costs and expenses:
  Production costs...........................        --            30,470            6,453          36,923
  General and administrative.................        60             9,997              502          10,559
  Depreciation, depletion and amortization...        --            62,436           12,291          74,727
  Write-down of oil and gas properties.......        --           218,392                          218,392
                                                -------         ---------          -------       ---------
Income (loss) from operations................       (60)         (214,970)           7,636        (207,394)
  Interest expense (income), net.............     4,028             9,789           (4,380)          9,437
  Other expense (credits), net...............        --               106             (130)            (24)
                                                -------         ---------          -------       ---------

Income (loss) before income taxes............    (4,088)         (224,865)          12,146        (216,807)
Income tax benefit...........................       (78)          (80,176)          (1,707)        (81,961)
                                                -------         ---------          -------       ---------

Net income (loss)............................   $(4,010)        $(144,689)         $13,853       $(134,846)
                                                =======         =========          =======       =========

1997
----

Revenues.....................................   $    --         $  90,932          $28,784       $ 119,716
                                                -------         ---------          -------       ---------
Costs and expenses:
  Production costs...........................        --            25,186            4,577          29,763
  General and administrative.................        60             6,707              402           7,169
  Depreciation, depletion and amortization...        --            41,409           16,353          57,762
                                                -------         ---------          -------       ---------
Income (loss) from operations................       (60)           17,630            7,452          25,022
  Interest expense (income), net.............    (4,879)           13,691            2,781          11,593
  Other credits, net.........................        --              (502)            (130)           (632)
                                                -------         ---------          -------       ---------

Income before income taxes...................     4,819             4,441            4,801          14,061
Income tax provision.........................     2,181             1,184            1,097           4,462
                                                -------         ---------          -------       ---------

Net income...................................   $ 2,638         $   3,257          $ 3,704       $   9,599
                                                =======         =========          =======       =========


SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the six months ended June 30, 1998 and 1997
(In thousands)



                                                                 Unconsolidated
                                                --------------------------------------------
                                                               Guarantor      Non-Guarantor    Consolidated
                                                   OEI        Subsidiary       Subsidiaries         OEI
                                                ---------   ---------------   --------------   -------------
1998
----

Revenues.....................................   $     --         $ 216,733          $58,357       $ 275,090
                                                --------         ---------          -------       ---------
Costs and expenses:
  Production costs...........................         --            62,888           11,342          74,230
  General and administrative.................         60            19,139            1,001          20,200
  Depreciation, depletion and amortization...         --           116,197           31,301         147,498
  Write-down of oil and gas properties.......         --           218,392               --         218,392
                                                --------         ---------          -------       ---------
Income (loss)  from operations...............        (60)         (199,883)          14,713        (185,230)
  Interest expense (income), net.............      8,057            20,338           (6,454)         21,941
  Merger costs...............................         --            39,000               --          39,000
  Other expense, net.........................         --               222               95             317
                                                --------         ---------          -------       ---------

Income (loss) before income taxes............     (8,117)         (259,443)          21,072        (246,488)
Income tax benefit...........................    (21,900)          (60,444)          (1,165)        (83,509)
                                                --------         ---------          -------       ---------

Net income (loss)............................   $ 13,783         $(198,999)         $22,237       $(162,979)
                                                ========         =========          =======       =========

1997
----

Revenues.....................................   $     --         $ 193,378          $54,993       $ 248,371
                                                --------         ---------          -------       ---------
Costs and expenses:
  Production costs...........................         --            50,068            8,229          58,297
  General and administrative.................         90            12,591              872          13,553
  Depreciation, depletion and amortization...         --            76,619           29,191         105,810
                                                --------         ---------          -------       ---------
Income (loss) from operations................        (90)           54,100           16,701          70,711
  Interest expense (income), net.............     (9,640)           25,306            7,075          22,741
  Other credits, net.........................         --            (2,006)            (106)         (2,112)
                                                --------         ---------          -------       ---------

Income before income taxes...................      9,550            30,800            9,732          50,082
Income tax provision.........................      3,904            11,334            3,859          19,097
                                                --------         ---------          -------       ---------

Net income...................................   $  5,646         $  19,466          $ 5,873       $  30,985
                                                ========         =========          =======       =========


SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At June 30, 1998 and December 31, 1997
(In thousands)



                                                           Unconsolidated
                                              ---------------------------------------------
                                                              Guarantor      Non-Guarantor    Eliminating    Consolidated
                                                 OEI         Subsidiary       Subsidiaries      Entries          OEI
                                              ----------   ---------------   --------------   ------------   ------------
JUNE 30, 1998
-------------

     ASSETS

Current assets.............................   $        2       $   95,205         $ 68,121    $        --      $  163,328
Intercompany investments...................    1,338,677         (206,451)         287,437     (1,419,663)             --
Property and equipment, net................           --        1,052,463          421,540             --       1,474,003
Other assets...............................       17,964          106,047           14,788             --         138,799
                                              ----------       ----------         --------    -----------      ----------

  Total assets.............................   $1,356,643       $1,047,264         $791,886    $(1,419,663)     $1,776,130
                                              ==========       ==========         ========    ===========      ==========

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities........................   $   16,107       $  137,050         $ 27,036    $        --      $  180,193
Long-term debt.............................      509,213          460,300           17,764             --         987,277
Deferred credits and other liabilities.....           --           22,246           16,042             --          38,288
Stockholders' equity.......................      831,323          427,668          731,044     (1,419,663)        570,372
                                              ----------       ----------         --------    -----------      ----------

Total liabilities & stockholders' equity...   $1,356,643       $1,047,264         $791,886    $(1,419,663)     $1,776,130
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
                                              ==========       ==========         ========    ===========      ==========


SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the six months ended June 30, 1998 and 1997
(In thousands)



                                                                       Unconsolidated
                                                           --------------------------------------------
                                                                          Guarantor      Non-Guarantor    Consolidated
                                                              OEI        Subsidiary       Subsidiaries         OEI
                                                           ---------   ---------------   --------------   -------------
1998
----

Cash flows from operating activities:
  Net income (loss).....................................   $ 13,783         $(198,999)       $  22,237       $(162,979)
  Adjustments to reconcile net income (loss)  to
     cash from operating activities.....................    (21,091)          279,409           27,682         286,000
  Changes in assets and liabilities.....................      1,865           (92,600)          79,529         (11,206)
                                                           --------         ---------        ---------       ---------

     Net cash provided by (used in)
      operating activities..............................     (5,443)          (12,190)         129,448         111,815

Cash flows used in investing activities.................         --          (299,138)        (128,829)       (427,967)

Cash flows provided by financing activities.............      5,443           310,910            2,458         318,811
                                                           --------         ---------        ---------       ---------

Net increase (decrease) in cash and cash equivalents....         --              (418)           3,077           2,659

Cash and cash equivalents at beginning of period........          2             2,653            9,034          11,689
                                                           --------         ---------        ---------       ---------

Cash and cash equivalents at end of period..............   $      2         $   2,235        $  12,111       $  14,348
                                                           ========         =========        =========       =========


1997
----

Cash flows from operating activities:
  Net income............................................   $  5,646         $  19,466        $   5,873       $  30,985
  Adjustments to reconcile net income to
     cash from operating activities.....................      4,180            88,050           30,647         122,877
  Changes in assets and liabilities.....................          2            36,781           (2,035)         34,748
                                                           --------         ---------        ---------       ---------

     Net cash provided by operating activities..........      9,828           144,297           34,485         188,610

Cash flows used in investing activities.................         --          (208,832)         (99,442)       (308,274)

Cash flows provided by (used in) financing activities...     (9,829)           20,737           64,439          75,347
                                                           --------         ---------        ---------       ---------

Net decrease in cash and cash equivalents...............         (1)          (43,798)            (518)        (44,317)

Cash and cash equivalents at beginning of period........          3            47,518           13,180          60,701
                                                           --------         ---------        ---------       ---------

Cash and cash equivalents at end of period..............   $      2         $   3,720        $  12,662       $  16,384
                                                           ========         =========        =========       =========


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

  This financial review summarizes the combined financial condition and results of operations giving retroactive effect to the Merger and should be read in conjunction with the Company's supplemental consolidated financial statements and the notes thereto included in the Form 8-K filed May 6, 1998. The consolidated financial statements previously filed in the Company's Form 10-K for the year ended December 31, 1997, have been restated therein to reflect the combination of the historical results of OEI and UMC and conforming of accounting policies in accordance with the pooling of interests method of accounting.

RESULTS OF OPERATIONS

The following table sets forth certain operating information of the Company for the periods shown:


                                                      FOR THE THREE MONTHS ENDED   FOR THE SIX MONTHS ENDED
                                                                JUNE 30,                   JUNE 30,
                                                      --------------------------   ------------------------
                                                          1998          1997          1998          1997
                                                      ------------   -----------   -----------   ----------

Production:
  Oil (MBO)
   U.S.............................................          3,819         2,776         7,635        5,320
   Canada..........................................            111           110           218          212
   Cote d'Ivoire...................................            184           274           393          568
   Equatorial Guinea...............................          1,494           929         2,888        1,679
                                                           -------       -------       -------      -------
     Total.........................................          5,608         4,089        11,134        7,779
                                                           =======       =======       =======      =======

  Natural gas (MMCF)
   U.S.............................................         25,356        19,829        49,886       37,172
   Canada..........................................          2,471         1,834         4,729        3,470
   Cote d'Ivoire...................................          1,771         1,209         3,615        2,160
                                                           -------       -------       -------      -------
     Total.........................................         29,598        22,872        58,230       42,802
                                                           =======       =======       =======      =======

AVERAGE WELLHEAD SALES PRICE, INCLUDING HEDGING:
  Oil ($ per bbl)
   U.S.............................................        $ 14.19       $ 18.55       $ 14.76      $ 19.89
   Canada..........................................        $ 11.23       $ 16.59       $ 12.04      $ 18.88
   Cote d'Ivoire...................................        $ 13.83       $ 17.22       $ 14.81      $ 18.61
   Equatorial Guinea...............................        $ 11.14       $ 18.91       $ 12.77      $ 18.10
     Average.......................................        $ 13.31       $ 18.49       $ 14.19      $ 19.38

  Natural Gas ($ per MCF)
   U.S.............................................        $  2.06       $  1.95       $  2.08      $  2.33
   Canada..........................................        $  1.28       $  1.13       $  1.30      $  1.49
   Cote d'Ivoire...................................        $  1.65       $  1.79       $  1.68      $  1.82
     Average.......................................        $  1.97       $  1.88       $  1.99      $  2.24


ADDITIONAL DATA ($ PER BOE):
  Production and operating costs (1)...............        $  3.01       $  3.16       $  3.04      $  3.20
  General and administrative expense...............        $  1.00       $  0.91       $  0.97      $  0.91
  Oil and natural gas depletion and depreciation...        $  6.99       $  7.19       $  6.98      $  6.97

----------
(1) Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes of $0.49 and $0.61 per BOE for the three months ended June 30, 1998 and 1997, and $0.52 and $0.71 per BOE for the six months ended June 30, 1998 and 1997, respectively.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED WITH SIX MONTHS ENDED JUNE 30, 1997

  Operating revenues. The Company's total operating revenues increased approximately $26.7 million, or 11%, to $275.1 million for the six months ended June 30, 1998, from $248.4 million for the comparable period in 1997.
Production levels for the six months ended June 30, 1998, increased 40% to 20,839 MBOE from 14,913 MBOE for the comparable period in 1997. The increase in oil and gas revenues is due to increased oil volumes in the Gulf of Mexico and Equatorial Guinea and overall higher U.S. gas volumes.

  Oil revenues increased $7.2 million, or 5%, to $158.0 million for the six months ended June 30, 1998, from $150.8 million for the six months ended June 30, 1997, the result of significantly increased worldwide production volumes offset by a decline in the average realized price received. Oil production increased 43% to 11,134 MBO for the first six months of 1998 as compared to the same period in 1997 due primarily to increased oil production in the Gulf of Mexico and Equatorial Guinea. The average sales price before hedging for oil decreased 32% to $13.20 in the first six months of 1998 compared to $19.43 in the same period in 1997.

  Natural gas revenues increased $20.1 million, or 21%, to $115.9 million for the six months ended June 30, 1998, from $95.8 million for the six months ended June 30, 1997, the result of increased worldwide production which more than offset the decline in prices received for gas. Natural gas production for the six months of 1998 was 58,230 MMCF, an increase of 36% over 1997 volumes due primarily to increased production in the Gulf of Mexico, Cote d'Ivoire and Canada and the impact of acquisitions, offset by property sales and natural production declines in North America. The average sales price before hedging for natural gas decreased 11% to $1.99 per MCF in the first six months of 1998 as compared to $2.24 in the first six months of 1997.

  For the six months ended June 30, 1998, the Company's total revenues were further affected by a $6.3 million increase in hedging revenues. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. The Company's average sales prices including hedging for oil and natural gas for the six months ended June 30, 1998 were $14.19 per Bbl and $1.99 per Mcf compared to $19.38 per Bbl and $2.24 per Mcf in the comparable 1997 period.

  Production costs. Total production costs increased $15.9 million, or 27%, to $74.2 million for the six months ended June 30, 1998 from $58.3 million for the comparable 1997 period. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities. Production and operating costs (costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes) decreased $0.16 per BOE, or 5%, to $3.04 per BOE for the six months ended June 30, 1998, from $3.20 per BOE in the comparable 1997 period. This decrease is primarily the result of increased production in the Company's offshore Gulf of Mexico and Equatorial Guinea fields and resulting higher utilization of existing facilities.

  General and administrative expenses. General and administrative expenses increased $6.6 million, or 49%, to $20.2 million for the six months ended June 30, 1998, from $13.6 million in the comparable 1997 period. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's property acquisitions in 1997. In addition, costs related to a new systems implementation partially offset by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties in accordance with the full cost method of accounting contributed to the increase. As a result of these factors, general and administrative expenses per BOE increased slightly by $0.06 per BOE, or 7%, to $0.97 per BOE for the six months ended June 30, 1998, from $0.91 per BOE for the comparable 1997 period.

  Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense increased $41.7 million, or 39%, to $147.5 million for the six months ended June 30, 1998, from $105.8 million for the comparable 1997 period. This variance is primarily attributable to the Company's increased production and related current and future capital costs from the 1997 and 1998 Gulf of Mexico and international drilling programs and acquisitions, partially offset by the effect of an increase in proved reserves resulting from such programs and acquisitions. Oil and gas DD&A increased $0.01 per BOE, or less than 1%, to $6.98 per BOE for the six months ended June 30, 1998, from $6.97 per BOE for the comparable 1997 period. The non-cash write-down of oil and gas properties recognized in the second quarter of 1998 should lower oil and gas DD&A per BOE in future periods.

  Write-down of oil and gas properties.   As required under the full cost method
of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. At June 30, 1998, the Company recognized a non-cash impairment of oil and gas properties in the amount of $218.4 million pre-tax ($135.4 million after-tax) pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties, using certain improvements in pricing experienced after period end. The write-down is primarily a result of the precipitous decline in world crude oil prices experienced during the second quarter 1998.

  Interest and debt expense. Reported interest and debt expense decreased $0.8 million, or 4%, to $21.9 million for the six months ended June 30, 1998, from $22.7 million in the comparable 1997 period. This decrease is primarily the result of an increase in capitalized interest for the period. Average total debt outstanding for the six months ended June 30, 1998, was $830.7 million as compared to $478.6 million for the same period in 1997.

  Merger Costs. Merger costs of $39.0 million were recorded in the first quarter of 1998. These costs consist primarily of investment banking and other transaction fees, employee severance and relocation costs as well as the write-off of deferred financing costs related to the former credit facilities replaced by the OEI Credit Facility in March 1998.

  Income tax provision (benefit). An income tax benefit of $83.5 million (of which $2.6 million is a current provision and $86.1 million is a deferred benefit) was recognized for 1998, compared to a provision of $19.1 million (of which $2.7 million was a current provision and $16.4 million was a deferred provision) for 1997. A significant portion of current taxes is a non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. The deferred tax benefit for the six months ended June 30, 1998 is further impacted by the non-cash write-down of oil and gas properties and the tax treatment of certain Merger costs, a portion of which is not deductible for tax purposes. Consistent with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet.

  Net income (loss). Due to the factors described above, the net loss for the six months ended June 30, 1998, was $(163.0) million, a decrease of $194.0 million from net income of $31.0 million for the comparable 1997 period.

THREE MONTHS ENDED JUNE 30, 1998 COMPARED WITH THE THREE MONTHS ENDED JUNE 30, 1997.

  Material changes in the results of operations between the three months ended June 30, 1998 and 1997, primarily reflect the significant increases in oil and natural gas production volumes offset by decreases in prices received and other activities as previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

  The following summary table reflects comparative cash flows for the Company for the six months ended June 30, 1998 and 1997 (in thousands):

                                                     Six Months Ended June 30,
                                                    ---------------------------
                                                        1998           1997
                                                    ------------   ------------

     Net cash provided by operating activities        $ 111,815      $ 188,610
     Net cash used in investing activities             (427,967)      (308,274)
     Net cash provided by financing activities          318,811         75,347

  Capital requirements. The Company's capital investments to date have focused primarily on exploration, acquisitions and development of proved properties. The Company's expenditures for property acquisition, exploration and development for the six months ended June 30, 1998 and 1997 are as follows:

                                                       Six months ended June 30,
                                                       -------------------------
                                                          1998          1997
                                                       -----------   -----------
                                                            (in thousands)
   Property acquisition costs:
     Proved.........................................      $  6,879      $ 92,980
     Unproved.......................................        16,916        30,280
   Exploration costs................................       140,914        99,827
   Development costs................................       216,160       151,562
   Capitalized interest on unevaluated properties...        15,049         5,001
   Capitalized general and administrative costs.....        11,469         6,589
                                                          --------      --------
   Total costs incurred.............................      $407,387      $386,239
                                                          ========      ========

  The Company makes, and will continue to make, substantial capital expenditures for the acquisition, exploration, development, production and abandonment of its oil and natural gas reserves. The Company has historically funded its operations, acquisitions, exploration and development expenditures from cash flows from operating activities, bank borrowings, sales of equity and debt securities, sales of non-strategic oil and natural gas properties, sales of partial interests in exploration concessions and project finance borrowings.
The Company intends to finance remaining 1998 capital expenditures related to this strategy primarily with funds provided by operations, borrowings or other capital market activities.

  The Company's capital expenditure budget for 1998 is expected to be approximately $650 million focused on the Company's three operating regions. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the capital expenditure budget.

  The Company's debt to total capitalization ratio has increased to 63.4% at June 30, 1998, from 48.1% at December 31, 1997. The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and impairment of proved oil and gas properties to reported interest expense plus capitalized interest less non-cash amortization of debt issue costs) was 5.1 to 1 for the first six months of 1998 compared with 6.7 to 1 for the first six months of 1997.

  The Company currently has certain agreements in place to reduce interest rate fluctuation risk on a portion of its debt, resulting in an increase in interest and debt expense of $0.2 million during the six months ended June 30, 1998.

  Concurrent with the closing of the Merger on March 27, 1998, the Company entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) which combined and replaced the Revolving Credit Facility and the Global Credit Facility. The OEI Credit Facility, which is with a group of commercial banks, provides for various borrowing options under either a base rate or Eurodollar margin rates. As of June 30, 1998, the OEI Credit Facility provided a $600.0 million initial borrowing base. As of June 30, 1998, total borrowings outstanding against the facility were approximately $472.1 million, leaving approximately $127.9 million of available credit. These borrowings were repaid in July 1998 with the proceeds from a $500.0 million Notes Offering made by the Company pursuant to Rule 144A. At that time, the credit facility was amended and restated to a $400.0 million, five-year revolving credit facility with an initial borrowing base of $300.0 million.

  Liquidity. The ability of the Company to satisfy its obligations and fund planned capital expenditures will be dependent upon its future performance, which will be subject to prevailing economic conditions, including oil and gas prices, and subject to financial and business conditions and other factors, many of which are beyond its control, supplemented if necessary with existing cash balances and borrowings under the OEI Credit Facility. The Company currently expects that its cash flow from operations and availability under the OEI Credit Facility will be adequate to execute its 1998 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. If the Company's cash flow from operations and availability under the OEI Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements.

  Effects of Leverage. The Company has outstanding long-term indebtedness of approximately $987.3 million as of June 30, 1998. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions which limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

  The Company believes it is currently in compliance with all covenants contained in the respective indentures.

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

OTHER MATTERS

   Energy swap agreements. The Company hedges certain of its production through master swap agreements (Swap Agreements) which provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). As of June 30, 1998, the fair market value of all hedging contracts was approximately $10.1 million.

  Oil revenues have been increased by $6.3 million and $11.1 million for the three and six months ended June 30, 1998 as a result of the hedge contracts in place for each period. As of June 30, 1998, the Company's open forward position on its outstanding crude oil Swaps was 2,100 MBbls at an average price of $19.87 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas swaps.

  It is the Company's current intention to commit no more than 50% of its production on a BOE basis to such arrangements at any point in time. As the current Swap Agreements expire, the portion of the Company's oil and natural gas production which is subject to price fluctuations will increase substantially unless the Company enters into additional hedging transactions.

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

  Environmental. The Company's business is subject to certain federal, state, and local laws and regulations relating to the exploration for, and the development, production and transportation of, oil and natural gas, as well as environmental and safety matters. Many of these laws and regulations have become more stringent in recent years, often imposing greater liability on a larger number of potentially responsible parties. Although the Company believes it is in substantial compliance with all applicable laws and regulations, the requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and the Company is unable to predict the ultimate cost of compliance with these requirements or their effect on its operations. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions, terminations or inability to meet applicable bonding requirements could materially and adversely affect the Company's financial condition and operations. Although significant expenditures may be required to comply with governmental laws and regulations applicable to the Company, to date such compliance has not had a material adverse effect on the earnings or competitive position of the Company. It is possible that such regulations in the future may add to the cost of operating offshore drilling equipment or may significantly limit drilling activity. The Company has included approximately $10.0 million in its 1998 exploration and development capital budget to reformat operations for alternative disposal of water produced from its offshore wells in accordance with an approved zero discharge plan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 2.     CHANGES IN SECURITIES

     None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.     OTHER INFORMATION

     None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     [A]  Exhibits:  See Index to Exhibits on page 21.

     [B]  Reports on Form 8-K

     A Form 8-K dated May 6, 1998 was filed containing the Company's Supplemental Consolidated Financial Statements and Related Management's Discussion and Analysis of Financial Condition and Results of Operations giving retroactive effect of the merger between United Meridian Corporation and Ocean Energy, Inc.

     A Form 8-K dated May 29, 1998 was filed announcing 30 days of combined operating results of the Company to satisfy the requirements of Accounting Series Release 135 issued by the SEC.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Signature                       Title                  Date
       ---------                       -----                  ----



/s/ JONATHAN M. CLARKSON     Executive Vice President and    August 12, 1998
-------------------------       Chief Financial Officer
Jonathan M. Clarkson



/s/ CHRISTOPHER E. CRAGG     Vice President and Controller   August 12, 1998
------------------------     (Chief Accounting Officer)
Christopher E. Cragg

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                                      EXHIBIT
-----------      ------------------------------------------------------------------------------------------------------
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

      10.3*         Amended and Restated Global Credit Agreement, dated as of July 8, 1998, by and among the Company,
                    Chase Bank of Texas, National Association ("Chase Texas") as Administrative Agent, Morgan Guaranty
                    Trust Company of New York ("Morgan Guaranty") as Syndication Agent, Barclays Bank PLC as
                    Documentation Agent, and the other Lenders named therein.

      10.4*         Amended and Restated Guaranty Agreement, dated as of July 8, 1998, by and among the Company, Chase
                    Manhattan Bank of Canada as Administrative Agent, Morgan Guaranty as Syndication Agent, Barclays
                    Bank PLC as Documentation Agent, and the other Lenders named therein.

      10.5*         Amended and Restated Intercreditor Agreement, dated as of July 8, 1998, by and among the Company,
                    OEI Louisiana, Ocean Energy Resources Canada, Ltd., (Resources Canada), Chase Texas as
                    Administrative Agent and Paying Agent, Morgan Guaranty as Syndication Agent, Barclays Bank PLC as
                    Documentation Agent, and the other Lenders named therein.

      10.6*         Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Resources Canada, the Chase Manhattan Bank of Canada ("Chase Canada") as Administrative Agent, and the other Lenders named therein.

      10.7*         Amended and Restated Guaranty Agreement, dated as of July 8, 1998, by and among the Company, Chase
                    Canada as Administrative Agent, and the other Lenders named therein.

      10.8*         Guaranty Agreement, dated as of July 8, 1998, by and among OEI Louisiana, Chase Texas as
                    Administrative Agent, Morgan Guaranty as Syndication Agent, Barclays Bank PLC as Documentation
                    Agent, and the other Lenders named therein.

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

      10.17         Production Sharing Contract dated June 29, 1994 between the Republic of Equatorial Guinea and
                    United Meridian International Corporation (Area C - Offshore Bioco), incorporated herein by reference to Exhibit 10.15 to United Meridian Corporation's 1994 Form 10-K filed with the
                    Securities and Exchange Commission on March 10, 1995.

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

      10.20         Production Sharing Contract of Block CI-12 dated April 27 1995 among The Republic of Cote
                    d'Ivoire, UMIC Cote d'Ivoire Corporation and  others (English translation), incorporated by reference to Exhibit 10.18 to United Meridian Corporation's 1995 Form 10-K filed with the
                    Securities and Exchange Commission on March 7, 1996.

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

     10.22*         Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and U.S. Bank
                    Trust National Association, relating to the 8 3/8% Series A Senior Subordinated Notes due 2008 and
                    the 8 3/8% Series B Senior Subordinated Notes due 2008.


     10.23*         Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and Norwest
                    Bank Minnesota, National Association (Norwest Bank) as Trustee, relating to the 7 5/8% Senior Notes due 2005.

     10.24*         Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and Norwest
                    Bank as Trustee, relating to the 8 1/4% Senior Notes due 2018.

     10.25*         Registration Rights Agreement, dated as of July 8, 1998, among the Company as Issuer, OEI
                    Louisiana as Subsidiary Guarantor and Merrill Lynch & Co., Chase Securities, Inc., Lehman
                    Brothers, Inc., and Salomon Brothers, Inc.

      27.1*         Financial Data Schedule, included solely in the Form 10-Q filed electronically with the Securities and Exchange Commission.

 ___________________________________________
*  Filed herewith