Form 10-Q
period 1998-09-30
OCEAN ENERGY INC
filed 1998-11-16
CIK 930550

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________


                                   FORM 10-Q



     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

      Registrant's Telephone Number, Including Area Code: (713) 420-1000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [_]

The number of shares outstanding of the registrant's common stock, all of which comprise a single class with a $0.01 par value, as of November 10, 1998, the latest practicable date, was 101,167,184.

                              OCEAN ENERGY, INC.

                                   FORM 10-Q

                              SEPTEMBER 30, 1998

                               TABLE OF CONTENTS

                                                                            PAGE
PART I - FINANCIAL INFORMATION                                              ----

     Item 1.  Consolidated Financial Statements (Unaudited)
              Consolidated Statement of Income for the Three Months and
                Nine months Ended September 30, 1998 and 1997................  1
              Consolidated Balance Sheet at September 30, 1998 and
                December 31, 1997............................................  2
              Consolidated Statement of Changes in Stockholders' Equity
                for the Year Ended December 31, 1997 and for the Nine
                months Ended September 30, 1998..............................  4
              Consolidated Statement of Cash Flows for the Nine
                months Ended September 30, 1998 and 1997.....................  5
              Notes to Consolidated Financial Statements.....................  6

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................... 13

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk..... 19

PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................. 20
     Item 2.  Changes in Securities.......................................... 20
     Item 3.  Defaults Upon Senior Securities................................ 20
     Item 4.  Submission of Matters to a Vote of Security Holders............ 20
     Item 5.  Other Information.............................................. 20
     Item 6.  Exhibits and Reports on Form 8-K............................... 21

SIGNATURES................................................................... 21

EXHIBITS

     Index to Exhibits....................................................... 22

                              OCEAN ENERGY, INC.

                       CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                          FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                   SEPTEMBER 30,
                                                          ----------------------------     --------------------------
                                                             1998              1997           1998           1997
                                                          -----------      -----------     ----------     -----------
Operating revenues:
     Gas sales.......................................     $    51,599      $    50,127     $  167,533     $   145,904
     Oil sales.......................................          71,770           85,413        229,801         236,189
     Contract settlements and other..................             620              508          1,745           2,326
                                                          -----------      -----------     ----------     -----------
                                                              123,989          136,048        399,079         384,419
                                                          -----------      -----------     ----------     -----------
Costs and expenses:
     Production costs................................          43,815           29,475        118,045          87,772
     General and administrative......................          10,861            6,773         31,061          20,326
     Depreciation, depletion and amortization........          70,221           68,226        217,719         174,036
     Write-down of oil and gas properties............               -                -        218,392               -
                                                          -----------      -----------     ----------     -----------
                                                              124,897          104,474        585,217         282,134
                                                          -----------      -----------     ----------     -----------
Income (loss) from operations........................            (908)          31,574       (186,138)        102,285
Other income, expenses and deductions:
     Interest and debt expense.......................          18,621           13,564         40,562          36,305
     Merger costs....................................               -                -         39,000               -
     Interest and other income.......................            (666)            (318)          (349)         (2,430)
                                                          -----------      -----------     ----------     -----------
Income (loss) before income taxes and
     extraordinary item..............................         (18,863)          18,328       (265,351)         68,410
Income tax provision (benefit):
     Current ........................................             707            2,281          3,298           4,955
     Deferred........................................          (5,153)           6,521        (91,253)         22,944
                                                          -----------      -----------     ----------     -----------
Net income (loss) before extraordinary item..........         (14,417)           9,526       (177,396)         40,511
Extraordinary loss on early extinguishment of debt,
 net of income taxes.................................               -          (19,301)             -         (19,301)
                                                          -----------      -----------     ----------     -----------
Net income (loss)....................................     $   (14,417)     $    (9,775)    $ (177,396)    $    21,210
                                                          ===========      ===========     ==========     ===========
Basic earnings (loss) per share before extraordinary
     item, net of income taxes.......................     $     (0.14)     $      0.10     $    (1.76)    $      0.44
Extraordinary item per share, net of income taxes....               -            (0.21)             -           (0.21)
                                                          -----------      -----------     ----------     -----------
Basic earnings (loss) per share......................     $     (0.14)     $     (0.11)    $    (1.76)    $      0.23
                                                          ===========      ===========     ==========     ===========
Weighted average number of
     common shares outstanding.......................         100,924           92,465        100,544          92,211
                                                          ===========      ===========     ==========     ===========
Diluted earnings (loss) per share before extraordinary
     item, net of income taxes.......................     $     (0.14)     $      0.10     $    (1.76)    $      0.42
Extraordinary item per share, net of income taxes....               -            (0.21)             -           (0.20)
                                                          -----------      -----------     ----------     -----------
Diluted earnings (loss) per share....................     $     (0.14)     $     (0.11)    $    (1.76)    $      0.22
                                                          ===========      ===========     ==========     ===========
Weighted average number of common shares and
     common share equivalents outstanding............         100,924           92,465        100,544          96,656
                                                          ===========      ===========     ==========     ===========

                      The accompanying notes are an integral part of these consolidated financial statements.

                              OCEAN ENERGY, INC.

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                          September 30,           December 31,
           ASSETS                                                             1998                   1997
                                                                           -----------            -----------
                                                                           (Unaudited)
Current assets:
     Cash and cash equivalents.........................................    $    14,549            $    11,689
     Accounts receivable
         Oil and gas sales.............................................         47,644                 75,642
         Joint interest and other......................................         71,248                 49,289
     Deferred income taxes.............................................             23                  1,547
     Inventory.........................................................         17,801                 11,097
     Prepaid expenses and other........................................         15,855                 10,630
                                                                           -----------            -----------
                                                                               167,120                159,894
                                                                           -----------            -----------
Property and equipment, at cost:
     Oil and gas (full cost method)
         Evaluated properties..........................................      2,562,190              2,043,700
         Unevaluated properties excluded from amortization.............        374,717                232,726
     Other.............................................................         39,270                 28,182
                                                                           -----------            -----------
                                                                             2,976,177              2,304,608
     Accumulated depreciation, depletion and amortization..............     (1,313,675)              (880,771)
                                                                           -----------            -----------
                                                                             1,662,502              1,423,837
                                                                           -----------            -----------
Other assets:
     Gas imbalances receivable.........................................          5,796                  6,227
     Deferred income taxes.............................................        102,664                    130
     Deferred financing costs..........................................         28,039                 19,661
     Restricted deposits and other.....................................         36,160                 33,246
                                                                           -----------            -----------
                                                                               172,659                 59,264
                                                                           -----------            -----------
         TOTAL ASSETS..................................................    $ 2,002,281            $ 1,642,995
                                                                           ===========            ===========



                      The accompanying notes are an integral part of these consolidated financial statements.

                              OCEAN ENERGY, INC.

                          CONSOLIDATED BALANCE SHEET
                                (IN THOUSANDS)

                                                                            SEPTEMBER 30,           DECEMBER 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                                 1998                    1997
                                                                           ------------            --------------
                                                                           (Unaudited)
Current liabilities:
     Accounts payable..................................................   $     164,021            $      188,429
     Advances from joint owners........................................           7,564                     8,491
     Interest payable..................................................          29,828                    16,476
     Accrued liabilities...............................................           8,827                     6,572
     Current maturities of long-term debt..............................             951                       911
                                                                           ------------            --------------
                                                                                211,191                   220,879
                                                                           ------------            --------------

Long-term debt.........................................................       1,203,340                   672,298
                                                                           ------------            --------------
Deferred credits and other liabilities:
     Deferred income taxes.............................................          16,205                    11,159
     Gas imbalances payable............................................           4,512                     5,861
     Other.............................................................           8,380                     7,461
                                                                           ------------            --------------
                                                                                 29,097                    24,481
                                                                           ------------            --------------
Commitments and contingencies

Stockholders' equity:
     Common stock......................................................           1,011                     1,001
     Additional paid-in capital........................................         836,524                   823,956
     Accumulated other comprehensive income (loss) - foreign
         currency translation adjustment...............................          (8,705)                   (6,839)
     Retained earnings (deficit).......................................        (270,177)                  (92,781)
                                                                           ------------            --------------
                                                                                558,653                   725,337
                                                                           -------------           ---------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........................    $  2,002,281            $     1,642,995
                                                                           =============           ===============



                      The accompanying notes are an integral part of these consolidated financial statements.

                              OCEAN ENERGY, INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

 FOR THE YEAR ENDED DECEMBER 31, 1997 AND NINE MONTHS ENDED SEPTEMBER 30, 1998

                                                                                                 Accumulated
                                                                  Common Stock       Additional     Other     Retained     Total
                                                             ---------------------     Paid-In  Comprehensive Earnings Stockholders'
                                                                Shares      Amount     Capital     Income    (Deficit)     Equity
                                                             -----------   -------    ---------   ---------  ----------   ---------
Balance, December 31, 1996.................................   91,741,503   $   918    $ 632,111   $ (4,257)  $ (135,700)  $ 493,072
  OEI common stock offering................................    7,254,000        73      177,674          -            -     177,747
  Common shares issued in exchange for shares tendered
    from a prior acquisition...............................        3,461         -            -          -            -           -
  Exercise of common stock options.........................    1,110,277        10       14,171          -            -      14,181
  Comprehensive income:
    Net income.............................................            -         -            -          -       42,919      42,919
  Other comprehensive income (loss):
    Foreign currency translation adjustment................            -         -            -     (2,582)           -      (2,582)
                                                             ----------------------------------------------------------------------
Balance, December 31, 1997.................................  100,109,241   $ 1,001    $ 823,956   $ (6,839)  $  (92,781)  $ 725,337
  Exercise of common stock options.........................    1,055,603        10       12,568          -            -      12,578
  Comprehensive income:
    Net loss...............................................            -         -            -          -     (177,396)   (177,396)
  Other comprehensive income (loss):
    Foreign currency translation adjustment................            -         -            -     (1,866)           -      (1,866)
                                                             ----------------------------------------------------------------------
Balance, September 30, 1998 (Unaudited)....................  101,164,844   $ 1,011    $ 836,524   $ (8,705)  $ (270,177)  $ 558,653
                                                             ======================================================================


                      The accompanying notes are an integral part of these consolidated financial statements.

                              OCEAN ENERGY, INC.

                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                      NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                           ---------------------------------------
                                                                                1998                    1997
                                                                           --------------          ---------------
Cash flows from operating activities:
     Net income (loss).................................................    $     (177,396)         $        21,210
     Adjustments to reconcile net income (loss) to
         cash provided by operating activities:
       Depreciation, depletion and amortization........................           217,719                  174,036
       Write-down of oil and gas properties............................           218,392                        -
       Amortization of debt issue cost.................................             7,151                    2,179
       Deferred income tax provision (benefit).........................           (91,253)                  10,662
       Deferred hedge revenue..........................................              (150)                    (100)
                                                                           --------------          ---------------
                                                                                  174,463                  207,987
     Changes in assets and liabilities:
       Decrease (increase) in receivables..............................            14,874                  (18,682)
       Increase (decrease) in payables and other current liabilities...           (39,669)                  42,612
       Increase (decrease) in net gas imbalances.......................              (918)                     144
       Other...........................................................             1,286                   (5,058)
                                                                           --------------          ---------------
         Net cash provided by operating activities.....................           150,036                  227,003
                                                                           --------------          ---------------
Cash flows from investing activities:
     Additions to oil and gas properties...............................          (660,317)                (596,484)
     Additions to other property and equipment.........................            (9,481)                  (5,115)
     Net proceeds from sale of assets..................................             1,097                   48,927
     Increase in restricted deposits...................................            (1,707)                  (1,632)
                                                                           --------------          ---------------
         Net cash used in investing activities.........................          (670,408)                (554,304)
                                                                           --------------          ---------------
Cash flows from financing activities:
     Repayment of long-term debt.......................................          (893,356)                (319,701)
     Additions to total debt...........................................         1,424,438                  605,120
     Deferred financing costs..........................................           (15,433)                  (3,321)
     Proceeds from common stock options exercised  ....................             7,583                    6,712
                                                                           --------------          ---------------
         Net cash provided by financing activities.....................           523,232                  288,810
                                                                           --------------          ---------------
Net increase (decrease) in cash and cash equivalents...................             2,860                  (38,491)

Cash and cash equivalents, beginning of the period.....................            11,689                   60,701
                                                                           --------------          ---------------
Cash and cash equivalents, end of the period...........................    $       14,549          $        22,210
                                                                           ==============          ===============

                      The accompanying notes are an integral part of these consolidated financial statements.

                                       5

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

     On January 3, 1997, the Company completed the sale of its interest in the South Marsh Island 269 field, realizing proceeds of $37.2 million from the sale. During the nine months ended September 30, 1997, the Company sold various non-strategic North American properties for total proceeds of $15.4 million. No gain or loss was recognized on these sales.

     On September 15, 1998, the Company acquired additional contract interests in certain production sharing contracts in Cote d'Ivoire for a net purchase price of $20.2 million. On March 7, 1997, the Company completed the acquisition of certain interests in various state leases in the Main Pass Block 69 field for a net purchase price of $55.9 million. Through September 1997, the Company acquired additional interests in various properties from several of its institutional partners. In conjunction with one of these acquisitions, the Company sold a portion of the acquired interests. The net cost of the additional interests was approximately $45.1 million. In addition, the Company acquired interests in other North American properties for total consideration of $15.3 million.

     As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. At June 30, 1998, the Company recognized a non-cash impairment of oil and gas properties in the amount of $218.4 million pre-tax ($135.4 million after-tax) pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties, using certain improvements in pricing experienced after period end. The write-down is primarily a result of the precipitous decline in world crude oil prices experienced during the second quarter 1998. No write-down was required during the third quarter 1998.

NOTE 3 FINANCIAL INSTRUMENTS

     The Company hedges certain of its production through master swap agreements (Swap Agreements) which provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). As of September 30, 1998, the fair market value of all hedging contracts was approximately $4.0 million.

     Oil and gas revenues have been increased by $6.4 million and $17.5 million for the three and nine months ended September 30, 1998, respectively, as a result of the hedge contracts in place for each period. As of September 30, 1998, the Company's open forward position on its outstanding crude oil Swaps was 1,050 MBbls at an average price of $19.87 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas swaps.

     Currently, the Company's open forward position on its outstanding natural gas Costless Collars is as follows:

                                      Contracted    Contracted  Contracted
                     Effective          Volumes       Floor      Ceiling
       Year       From     Through    (MMBTU/day)     Price       Price
       ----       ----     -------    -----------     -----       -----
       1999      January   December      30,000       $2.10       $2.550
       1999      January   December      20,000       $2.10       $2.605
       1999      January   December      40,000       $2.10       $2.630
       1999      January   December      10,000       $2.10       $2.650

NOTE 4 LONG-TERM DEBT

     On July 8, 1998, the Company closed an offering of $500.0 million Senior and Senior Subordinated Notes receiving net proceeds of approximately $487.8 million, after deducting underwriting discounts and expenses. The offering, made pursuant to Rule 144A, comprised three separate indentures including $125.0 million of 7 5/8% Senior Notes due July 1, 2005, $125.0 million of 8 1/4% Senior Notes due July 1, 2018, and $250.0 million of 8 3/8% Senior Subordinated Notes due July 1, 2008. The proceeds from the offering were used to pay off amounts then outstanding under the OEI Credit Facility at the closing of the offering. The excess net proceeds of the offering over the amounts outstanding under the OEI Credit Facility have since been used for capital expenditures and general corporate purposes. On September 21, 1998, the Company filed a registration statement on Form S-4 with the SEC to exchange the Notes for publicly-traded instruments with identical terms. Such exchange offer was completed on October 23, 1998.

     In connection with the aforementioned notes offering, the Company announced the simultaneous amendment and restatement of the OEI Credit Facility. Concurrent with the closing of the Merger on March 27, 1998, the Company had entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) with an initial borrowing base of $600.0 million. In connection with the $500.0 million notes offering in the third quarter, the OEI Credit Facility was restated and amended to a $400.0 million, five-year revolving credit facility, with an initial borrowing base of $300.0 million. As of September 30, 1998, total borrowings outstanding against the facility were approximately $189.0 million, leaving approximately $111.0 million of available credit. On November 10, 1998, the Company received commitments to increase the borrowing base under the facility to $400.0 million, resulting in available credit of $211.0 million on a pro forma basis at September 30, 1998.

     On July 22, 1997, the Company amended the Indenture governing its 13 1/2% Senior Notes due 2004 (the "13 1/2% Notes"), removing the principal restrictive covenants and repurchased approximately $124.8 million of the $125.0 million in original principal amount of the 13 1/2% Notes for approximately $151.5 million. This purchase resulted in an extraordinary charge of $19.3 million, net of a deferred tax benefit of $11.6 million. The extraordinary charge represented the difference between the purchase price and related expenses and the net carrying value of the 13 1/2% Notes.

NOTE 5 SUBSEQUENT EVENT -- SERIES A CONVERTIBLE PREFERRED STOCK ISSUE

     On November 10, 1998, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock for $38.0 million of oil and gas properties and $12.0 million cash from one of its institutional investors and an affiliate of such investor. The Series A shares have a 6.5% cumulative dividend payable semi-annually beginning April 1, 1999.

NOTE 6 IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

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

NOTE 7 SUPPLEMENTAL GUARANTOR INFORMATION

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

     Certain intercompany notes and the related accrued interest were transferred from the Company to a newly formed non-guarantor subsidiary effective as of January 1, 1997. In July 1998, Ocean Louisiana transferred certain onshore oil and gas properties to Ocean Energy Resources, Inc., a wholly-owned, non-guarantor subsidiary.

SUPPLEMENTAL  CONDENSED  CONSOLIDATING  STATEMENT OF INCOME
For the three months ended September 30, 1998 and 1997
(In thousands)

                                                                         Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor    Non-Guarantor    Consolidated
                                                               OEI       Subsidiaries   Subsidiaries        OEI
                                                          -------------  -------------  -------------   ------------
1998
----
Revenues ............................................     $           -  $      70,481  $      53,508   $    123,989
                                                          -------------  -------------  -------------   ------------
Costs and expenses:
     Production costs................................                 -         27,538         16,277         43,815
     General and administrative......................                 -          8,655          2,206         10,861
     Depreciation, depletion and amortization........                 -         41,551         28,670         70,221
                                                          -------------  -------------  -------------   ------------
Income (loss) from operations........................                 -         (7,263)         6,355           (908)
     Interest expense (income), net..................            13,897         (3,726)         8,450         18,621
     Other credits, net..............................                 -           (153)          (513)          (666)
                                                          -------------  -------------  -------------   ------------
Loss before income taxes.............................           (13,897)        (3,384)        (1,582)       (18,863)
Income tax benefit...................................            (2,091)        (1,397)          (958)        (4,446)
                                                          -------------  -------------  -------------   ------------
Net loss.............................................     $     (11,806) $      (1,987) $        (624)  $    (14,417)
                                                          =============  =============  =============   ============
1997
----
Revenues ............................................     $           -  $     102,939  $      33,109   $    136,048
                                                          -------------  -------------  -------------   ------------
Costs and expenses:
     Production costs................................                 -         24,153          5,322         29,475
     General and administrative......................                30          6,438            305          6,773
     Depreciation, depletion and amortization........                 -         47,923         20,303         68,226
                                                          -------------  -------------  -------------   ------------
Income (loss) from operations........................               (30)        24,425          7,179         31,574
     Interest expense (income), net..................            21,726         24,965        (33,127)        13,564
     Other credits, net..............................                 -           (217)          (101)          (318)
                                                          -------------  -------------  -------------   ------------
Income (loss) before income taxes and
     extraordinary item..............................           (21,756)          (323)        40,407         18,328
Income tax provision (benefit).......................            (8,819)        16,949            672          8,802
                                                          -------------  -------------  -------------   ------------
Net income (loss) before extraordinary item..........           (12,937)       (17,272)        39,735          9,526
Extraordinary loss on early extinguishsment of debt,
 net of income taxes.................................                 -        (19,301)             -        (19,301)
                                                          -------------  -------------  -------------   ------------

Net income (loss)....................................     $     (12,937) $     (36,573) $      39,735   $     (9,775)
                                                          =============  =============  =============   ============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the nine months ended September 30, 1998 and 1997
(In thousands)

                                                                         Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor    Non-Guarantor    Consolidated
                                                               OEI       Subsidiaries   Subsidiaries        OEI
                                                          -------------  -------------  -------------   ------------
1998
----
Revenues ............................................     $           -  $     287,214  $     111,865   $    399,079
                                                          -------------  -------------  -------------   ------------
Costs and expenses:
     Production costs................................                 -         90,426         27,619        118,045
     General and administrative......................                60         27,794          3,207         31,061
     Depreciation, depletion and amortization........                 -        157,748         59,971        217,719
     Write-down of oil and gas properties............                 -        218,392              -        218,392
                                                          -------------  -------------  -------------   ------------
Income (loss)  from operations.......................               (60)      (207,146)        21,068       (186,138)
     Interest expense (income), net..................            21,954         16,612          1,996         40,562
     Merger costs....................................                 -         39,000              -         39,000
     Other expense (credits), net....................                 -             69           (418)          (349)
                                                          -------------  -------------  -------------   ------------
Income (loss) before income taxes....................           (22,014)      (262,827)        19,490       (265,351)
Income tax benefit...................................           (23,991)       (61,841)        (2,123)       (87,955)
                                                          -------------  -------------  -------------   ------------
Net income (loss)....................................     $       1,977  $    (200,986) $      21,613   $   (177,396)
                                                          =============  =============  =============   ============
1997
----
Revenues ............................................     $           -  $     296,317  $      88,102   $    384,419
                                                          -------------  -------------  -------------   ------------
Costs and expenses:
     Production costs................................                 -         74,221         13,551         87,772
     General and administrative......................               120         19,029          1,177         20,326
     Depreciation, depletion and amortization........                 -        124,542         49,494        174,036
                                                          -------------  -------------  -------------   ------------
Income (loss) from operations........................              (120)        78,525         23,880        102,285
     Interest expense (income), net..................            12,086         50,271        (26,052)        36,305
     Other credits, net..............................                 -         (2,223)          (207)        (2,430)
                                                          -------------  -------------  -------------   ------------
Income (loss) before income taxes and
     extraordinary item..............................           (12,206)        30,477         50,139         68,410
Income tax provision (benefit).......................            (4,915)        28,283          4,531         27,899
                                                          -------------  -------------  -------------   ------------
Net income (loss) before extraordinary item..........            (7,291)         2,194         45,608         40,511
Extraordinary loss on early extinguishment of debt,
 net of income taxes.................................                 -        (19,301)             -        (19,301)
                                                          -------------  -------------  -------------   ------------
Net income (loss)....................................     $      (7,291) $     (17,107) $      45,608   $     21,210
                                                          =============  =============  =============   ============

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
At September 30, 1998 and December 31, 1997
(In thousands)

                                                           Unconsolidated
                                            --------------------------------------------
                                                              Guarantor   Non-Guarantor     Eliminating   Consolidated
                                                  OEI        Subsidiary   Subsidiaries        Entries          OEI
                                            --------------  ------------ ---------------   -------------  -------------
SEPTEMBER 30, 1998
------------------
                ASSETS
Current assets............................  $               $     90,016 $        77,104   $           -  $     167,120
Intercompany investments..................       1,809,888       (67,010)       (323,215)     (1,419,663)             -
Property and equipment, net...............               -       831,617         830,885               -      1,662,502
Other assets..............................          39,595       112,301          20,763               -        172,659
                                            --------------  ------------ ---------------   -------------  -------------
     Total assets.........................  $    1,849,483  $    966,924 $       605,537   $  (1,419,663) $   2,002,281
                                            ==============  ============ ===============   ============== =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.......................  $       16,735  $    135,407 $        59,049   $           -  $     211,191
Long-term debt............................       1,009,213       189,031           5,096               -      1,203,340
Deferred credits and other liabilities....              38         7,290          21,769               -         29,097
Stockholders' equity......................         823,497       635,196         519,623      (1,419,663)       558,653
                                            --------------  ------------ ---------------   -------------- -------------
Total liabilities & stockholders' equity..  $    1,849,483  $    966,924 $       605,537   $  (1,419,663) $   2,002,281
                                            ==============  ============ ===============   ============== =============
DECEMBER 31, 1997
-----------------
                ASSETS

Current assets............................  $       11,480  $    103,243 $        56,649   $     (11,478) $     159,894
Intercompany investments..................       1,094,737       (19,479)        335,024      (1,410,282)             -
Property and equipment, net...............               -     1,033,193         390,644               -      1,423,837
Other assets..............................           5,395        89,189         (35,320)              -         59,264
                                            --------------  ------------ ----------------  -------------  -------------
     Total assets.........................  $    1,111,612  $  1,206,146 $       746,997   $  (1,421,760) $   1,642,995
                                            ==============  ============ ===============   ============== =============
LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities.......................  $       14,804  $    180,345 $        37,208   $     (11,478) $     220,879
Long-term debt............................         509,152       147,800          15,346               -        672,298
Deferred credits and other liabilities....               -        27,936          (3,455)              -         24,481
Stockholders' equity......................         587,656       850,065         697,898      (1,410,282)       725,337
                                            --------------  ------------ ---------------   -------------- -------------
Total liabilities & stockholders' equity..  $    1,111,612  $  1,206,146 $       746,997   $  (1,421,760) $   1,642,995
                                            ==============  ============ ===============   ============== =============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the nine months ended September 30, 1998 and 1997
(In thousands)

                                                                         Unconsolidated
                                                          -------------------------------------------
                                                                          Guarantor    Non-Guarantor    Consolidated
                                                               OEI       Subsidiaries   Subsidiaries        OEI
                                                          -------------  -------------  -------------   ------------
1998
----
Cash flows from operating activities:
     Net income (loss)...............................     $       1,977  $    (200,986) $      21,613   $   (177,396)
     Adjustments to reconcile net income (loss)  to
         cash from operating activities..............           (22,749)       329,694         44,914        351,859
     Changes in assets and liabilities...............             1,814        (49,300)        23,059        (24,427)
                                                          -------------  -------------  -------------   ------------
         Net cash provided by (used in)
           operating activities......................           (18,958)        79,408         89,586        150,036

Cash flows used in investing activities..............                 -       (419,369)      (251,039)      (670,408)

Cash flows provided by financing activities..........            18,956        341,607        162,669        523,232
                                                          -------------  -------------  -------------   ------------
Net increase (decrease) in cash and cash equivalents.                (2)         1,646          1,216          2,860

Cash and cash equivalents at beginning of period.....                 2          2,653          9,034         11,689
                                                          -------------  -------------  -------------   ------------
Cash and cash equivalents at end of period...........     $           -  $       4,299  $      10,250   $     14,549
                                                          =============  =============  =============   ============
1997
----
Cash flows from operating activities:
     Net income (loss)...............................     $      (7,291) $     (17,107) $      45,608   $     21,210
     Adjustments to reconcile net income (loss) to
         cash from operating activities..............            (4,501)       140,855         50,423        186,777
     Changes in assets and liabilities...............             3,890         20,494         (5,368)        19,016
                                                          -------------  -------------  --------------  ------------
         Net cash provided by (used in)
           operating activities......................            (7,902)       144,242         90,663        227,003

Cash flows used in investing activities..............                 -       (384,476)      (169,828)      (554,304)

Cash flows provided by financing activities..........             7,901        199,530         81,379        288,810
                                                          -------------  -------------  -------------   ------------
Net increase (decrease) in cash and cash equivalents.                (1)       (40,704)         2,214        (38,491)

Cash and cash equivalents at beginning of period.....                 3         47,518         13,180         60,701
                                                          -------------  -------------  -------------   ------------
Cash and cash equivalents at end of period...........     $           2  $       6,814  $      15,394   $     22,210
                                                          =============  =============  =============   ============

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information of the Company for the periods shown:

                                                          FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                          --------------------------      ------------------------
                                                            1998              1997           1998             1997
                                                          --------         ---------       --------         ---------
Production:
     Oil (MBO)
       U.S...........................................        3,399             3,192         11,034             8,512
       Canada........................................          121               110            339               322
       Cote d'Ivoire.................................          321               250            714               818
       Equatorial Guinea.............................        1,669             1,191          4,557             2,870
                                                          --------         ---------       --------         ---------
          Total......................................        5,510             4,743         16,644            12,522
                                                          ========         =========       ========         =========
     Natural gas (MMCF)
       U.S...........................................       24,639            20,788         74,525            57,960
       Canada........................................        2,289             1,940          7,018             5,410
       Cote d'Ivoire.................................        1,910             1,452          5,525             3,612
                                                          --------         ---------       --------         ---------
         Total.......................................       28,838            24,180         87,068            66,982
                                                          ========         =========       ========         =========
Average wellhead sales price, including hedging:
     Oil ($ per bbl)
       U.S...........................................     $  13.85         $   18.11       $  14.48         $   19.22
       Canada........................................     $  12.08         $   16.78       $  12.05         $   18.16
       Cote d'Ivoire.................................     $  11.52         $   18.41       $  13.33         $   18.55
       Equatorial Guinea.............................     $  11.70         $   17.78       $  12.38         $   17.97
         Average  ...................................     $  13.02         $   18.01       $  13.81         $   18.86

     Natural Gas ($ per MCF)
       U.S...........................................     $   1.85         $    2.18       $   2.00         $    2.28
       Canada........................................     $   1.23         $    1.20       $   1.27         $    1.39
       Cote d'Ivoire.................................     $   1.64         $    1.76       $   1.67         $    1.80
         Average.....................................     $   1.79         $    2.07       $   1.92         $    2.18

Additional data ($ per BOE):
     Production and operating costs (1)..............     $   3.72         $    2.81       $   3.26         $    3.05
     General and administrative expense..............     $   1.05         $    0.77       $   1.00         $    0.86
     Oil and natural gas depletion and depreciation..     $   6.70         $    7.65       $   6.89         $    7.22

---------------
(1)  Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes of $0.53 and
$0.55 per BOE for the three months ended September 30, 1998 and 1997, and $.52 and $0.65 per BOE for the nine months ended September
30, 1998 and 1997, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH NINE MONTHS ENDED SEPTEMBER 30, 1997

     Operating revenues. The Company's total operating revenues increased $14.7 million, or 4%, to $399.1 million for the nine months ended September 30, 1998, from $384.4 million for the comparable period in 1997. Production levels for the nine months ended September 30, 1998, increased 32% to 31,155 MBOE from 23,686 for the comparable period in 1997 in spite of significant storm-related shut-ins of production from the Gulf of Mexico during the third quarter. The increase in oil and gas revenues is due to increased oil volumes in the Gulf of Mexico and Equatorial Guinea and overall higher gas volumes, offset by significant declines in oil and gas prices.

     Oil revenues decreased $6.4 million, or 3%, to $229.8 million for the nine months ended September 30, 1998, from $236.2 million for the nine months ended September 30, 1997, the result of significantly increased worldwide production volumes offset by a decline in the average realized price received. Oil production increased 33% to 16,644 MBO for the first nine months of 1998 as compared to the same period in 1997 due primarily to increased oil production in the Gulf of Mexico and Equatorial Guinea. The average sales price before hedging for oil decreased 32% to $12.78 in the first nine months of 1998 compared to $18.87 in the same period in 1997.

     Natural gas revenues increased $21.6 million, or 15%, to $167.5 million for the nine months ended September 30, 1998, from $145.9 million for the nine months ended September 30, 1997, the result of increased worldwide production which more than offset the decline in prices received for gas. Natural gas production for the nine months of 1998 was 87,068 MMCF, an increase of 30% over 1997 volumes due primarily to increased production in the Gulf of Mexico, Cote d'Ivoire and Canada and the impact of acquisitions, offset by property sales, storm-related shut-ins in the Gulf of Mexico and natural production declines in North America. The average sales price before hedging for natural gas decreased 12% to $1.92 per MCF in the first nine months of 1998 as compared to $2.18 in the first nine months of 1997.

     For the nine months ended September 30, 1998, the Company's total revenues were further affected by a $17.8 million increase in hedging revenues. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. The Company's average sales prices including hedging for oil and natural gas for the nine months ended September 30, 1998 were $13.81 per Bbl and $1.92 per Mcf compared to $18.86 per Bbl and $2.18 per Mcf in the comparable 1997 period.

     Production costs. Total production costs increased $30.2 million, or 34%, to $118.0 million for the nine months ended September 30, 1998 from $87.8 million for the comparable 1997 period. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities, timing of workover and maintenance activities, and the impact of property acquisitions. Production and operating costs (costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes) increased $.21 per BOE, or 7%, to $3.26 per BOE for the nine months ended September 30, 1998, from $3.05 per BOE in the comparable 1997 period. This unit increase is primarily the result of the timing of certain workover and maintenance activities.

     General and administrative expenses. General and administrative expenses increased $10.8 million, or 53%, to $31.1 million for the nine months ended September 30, 1998 from $20.3 million in the comparable 1997 period. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's property acquisitions in 1997. In addition, costs related to a new systems implementation, partially offset by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties in accordance with the full cost method of accounting, contributed to the increase. As a result of these factors, general and administrative expenses per BOE increased by $0.14 per BOE, or 16%, to $1.00 per BOE for the nine months ended September 30, 1998, from $0.86 per BOE for the comparable 1997 period.

     Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense increased $43.7 million, or 25%, to $217.7 million for the nine months ended September 30, 1998, from $174.0 million for the comparable 1997 period. This variance is primarily attributable to the Company's increased production and related current and future capital costs from the 1997 and 1998 Gulf of Mexico and international drilling programs and acquisitions, partially offset by the effect of an increase in proved reserves resulting from such programs and acquisitions. Oil and gas DD&A decreased $0.33 per BOE, or 5%, to $6.89 per BOE for the nine months ended

September 30, 1998, from $7.22 per BOE for the comparable 1997 period. The non-cash write-down of oil and gas properties recognized in the second quarter of 1998 contributed to the decrease.

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

     Interest and debt expense. Reported interest and debt expense increased $4.3 million, or 12%, to $40.6 million for the nine months ended September 30, 1998, from $36.3 million in the comparable 1997 period. This increase is primarily the result of an increase in debt levels during the year 1998 resulting from the capital spending program in place for 1998 and lower than expected cash flows due to the deterioration in product pricing, offset by an increase in capitalized interest on significant projects in process. Average total debt outstanding for the nine months ended September 30, 1998 was $938.7 million as compared to $584.7 million for the same period in 1997.

     Merger Costs. Merger costs of $39.0 million were recorded in the first quarter of 1998. These costs consist primarily of investment banking and other transaction fees, employee severance and relocation costs as well as the write-off of deferred financing costs related to the former credit facilities replaced by the OEI Credit Facility in March 1998.

     Income tax provision (benefit). An income tax benefit of $88.0 million (of which $3.3 million is a current provision and $91.3 million is a deferred benefit) was recognized for the nine months ended September 30, 1998, compared to a provision of $27.9 million (of which $5.0 million was a current provision and $22.9 million was a deferred provision) for the nine months ended September 30, 1997. Current taxes include a $2.9 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. The deferred tax benefit for the nine months ended September 30, 1998 is further impacted by the non-cash write-down of oil and gas properties and the tax treatment of certain merger costs, a portion of which is not deductible for tax purposes. Consistent with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet.

     Extraordinary loss on early extinguishment of debt. On July 22, 1997, the Company purchased approximately $124.8 million of the $125.0 million original principal amount of the 13 1/2% Notes for approximately $151.5 million. This repurchase resulted in an after-tax extraordinary charge of $19.3 million, representing the difference between the purchase price and the net carrying value of the 13 1/2% Notes.

     Net income (loss). Due to the factors described above, the net loss for the nine months ended September 30, 1998, was $(177.4) million, a decrease of $198.6 million from net income of $21.2 million for the comparable 1997 period.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

     Material changes in the results of operations between the three months ended September 30, 1998 and 1997, primarily reflect the significant increases in oil and natural gas production volumes offset by decreases in prices received and other activities as previously discussed. Oil and natural gas production volumes for the third quarter 1998 were adversely affected by storm-related shut-ins in the Gulf of Mexico during the period.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                    1998                 1997
                                                  ---------           ---------
   Net cash provided by operating activities      $ 150,036           $ 227,003
   Net cash used in investing activities           (670,408)           (554,304)
   Net cash provided by financing activities        523,232             288,810

     Net cash provided by operating activities for the nine months ended September 30, 1998, includes the impact of the non-recurring merger costs.

     Capital requirements. The Company's capital investments to date have focused primarily on exploration, acquisitions and development of proved properties. The Company's expenditures for property acquisition, exploration and development for the nine months ended September 30, 1998 and 1997 are as follows:

                                                 Nine months ended September 30,
                                                 -------------------------------
                                                    1998                 1997
                                                  ---------           ---------
                                                          (in thousands)
   Property acquisition costs:
     Proved.....................................  $  27,828           $ 111,366
     Unproved...................................     29,946              55,755
   Exploration costs............................    272,067             154,887
   Development costs............................    297,365             279,332
   Capitalized interest on unevaluated properties    21,990               8,094
   Capitalized general and administrative costs..    18,875              10,824
                                                  ---------           ---------
   Total costs incurred.......................... $ 668,071           $ 620,258
                                                  =========           =========

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

     The Company's capital expenditure budget for 1998 is expected to be approximately $725.0 million (excluding proved property acquisitions) focused on the Company's three operating regions. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the capital expenditure budget.

     The Company's debt to total capitalization ratio increased to 68.3% at September 30, 1998, from 48.1% at December 31, 1997. The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and impairment of proved oil and gas properties to reported interest expense plus capitalized interest less non-cash amortization of debt issue costs) was 4.1 to 1 for the first nine months of 1998 compared with 6.5 to 1 for the first nine months of 1997.

     Concurrent with the closing of the Merger on March 27, 1998, the Company entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) which combined and replaced the Revolving Credit Facility and the Global Credit Facility. The OEI Credit Facility, which is with a group of commercial banks, provides for various borrowing options under either a base rate or Eurodollar margin rates and provided a $600.0 million initial borrowing base. Borrowings against the facility were repaid in July 1998 with the proceeds from a $500.0 million Notes Offering made by the Company pursuant to Rule 144A, which notes were subsequently exchanged for publicly-traded instruments with identical terms. At that time, the credit facility was amended and restated to a $400.0 million, five-year revolving credit facility with an initial borrowing base of $300.0 million. As of September 30, 1998, total borrowings outstanding against the facility were approximately $189.0 million, leaving approximately $111.0 million of available credit.

     On November 10, 1998, the Company received commitments to increase the borrowing base under the facility to $400.0 million, resulting in available credit of $211.0 million on a pro forma basis at September 30, 1998.

     On November 10, 1998, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock for $38.0 million of oil and gas properties and $12.0 million in cash from one of its institutional investors. The Series A shares have a 6.5% cumulative dividend payable semi-annually beginning April 1, 1999.

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

     Effects of Leverage. The Company has outstanding long-term indebtedness of approximately $1,203.3 million as of September 30, 1998. The Company's level of indebtedness has several important effects on its future operations, including
(i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions which limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

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

OTHER MATTERS

     Energy swap agreements. The Company hedges certain of its production through master swap agreements (Swap Agreements) which provide for separate contracts tied to the NYMEX light sweet crude oil and natural gas futures contracts. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). As of September 30, 1998, the fair market value of all hedging contracts was approximately $4.0 million.

     Oil and gas revenues have been increased by $6.4 million and $17.5 million for the three and nine months ended September 30, 1998 as a result of the hedge contracts in place for each period. As of September 30, 1998, the Company's open forward position on its outstanding crude oil Swaps was 1,050 MBbls at an average price of $19.87 per Bbl for the year ended December 31, 1998. The Company currently has no outstanding natural gas swaps.

     Currently, the Company's open forward position on its outstanding natural gas Costless Collars is as follows:

                        Effective        Contracted    Contracted   Contracted
                     ----------------      Volumes       Floor       Ceiling
      Year           From     Through    (MMBTU/day)     Price        Price
      ----           ----     -------    -----------     -----        -----
      1999          January   December      30,000       $2.10        $2.550
      1999          January   December      20,000       $2.10        $2.605
      1999          January   December      40,000       $2.10        $2.630
      1999          January   December      10,000       $2.10        $2.650

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

     The Company currently is surveying the Year 2000 compliance status of its suppliers and customers. In the event that any of the Company's significant suppliers or customers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

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

          None.


                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


       Signature                       Title                      Date
       ---------                       -----                      ----


/s/  Jonathan M. Clarkson    Executive Vice President and     November 13, 1998
---------------------------    Chief Financial Officer
Jonathan M. Clarkson



/s/ Christopher E. Cragg     Vice President and Controller    November 13, 1998
---------------------------    (Chief Accounting Officer)
Christopher E. Cragg

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER                                                                      EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------------------------


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

    4.1*     Certificate of Designations for the Series A Convertible Preferred Stock of Ocean Energy, Inc.

    4.2      Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and U.S. Bank Trust National
             Association, relating to the 8 3/8% Series A Senior Subordinated Notes due 2008 and the 8 3/8% Series B Senior
             Subordinated Notes due 2008, incorporated by reference to Exhibit 10.22 to the Company's Form 10-Q for the period ended
             June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.

    4.3      Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and Norwest Bank Minnesota, National
             Association (Norwest Bank) as Trustee, relating to the 7 5/8% Senior Notes due 2005, incorporated by reference to
             Exhibit 10.23 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the Securities and Exchange
             Commission on August 14, 1998.

    4.4      Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and Norwest Bank as Trustee,
             relating to the 8 1/4% Senior Notes due 2018, incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.

    4.5      Indenture, dated as of July 2, 1997, among Ocean Energy, Inc., the Subsidiary Guarantors Named Therein and State Street
             Bank and Trust Company, as Trustee, relating to the 8 7/8% Senior Subordinated Notes due 2007, incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (No. 333-32715) filed with the
             Securities and Exchange Commission on August 1, 1997.

    4.6      Indenture, dated as of September 26, 1996, among Ocean Energy, Inc. (f/k/a Flores & Rucks, Inc.), the Subsidiary
             Guarantors Named Therein and Fleet National Bank, as Trustee, relating to the 9 3/4% Senior Subordinated Notes Due
             2006, incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1996.

    4.7      Indenture, dated as of October 30, 1995, among Ocean Energy, Inc., a Delaware corporation (successor by merger to
             United Meridian Corporation), Ocean Energy, Inc., a Louisiana corporation (successor by merger to UMC Petroleum
             Corporation) and Bank of Montreal Trust Company, as Trustee, relating to the 10 3/8% Senior Subordinated Notes Due
             2005, incorporated by reference to Exhibit 4.20 to United Meridian Corporation's Annual Report on Form 10-K for the
             year ended December 31, 1995.

    4.8      Indenture, dated as of December 1, 1994, among Ocean Energy, Inc. (f/k/a Flores & Rucks, Inc.), the Subsidiary
             Guarantors Named Therein and Shawmut Bank Connecticut, National Association, as Trustee, relating to the 13 1/2% Senior
             Notes Due 2004, incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

    4.9      First Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean
             Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 8 7/8% Senior
             Subordinated Notes due 2007, incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the
             Securities and Exchange Commission on March 31, 1998.

    4.10     First Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc. a Delaware corporation, Ocean
             Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 9 3/4% Senior
             Subordinated Notes due 2006, incorporated by reference to Exhibit 10.10 to the Company's Form 8-K filed with the
             Securities and Exchange Commission on March 31, 1998.

    4.11*    First Supplemental Indenture, dated as of November 4, 1997, among Ocean Energy, Inc., a Delaware corporation (successor by merger to United Meridian Corporation), Ocean Energy, Inc., a Louisiana corporation (successor by merger to UMC
             Petroleum Corporation), and First Trust of New York, National Association (successor to Bank of Montreal Trust
             Company), relating to the 10 3/8% Senior Subordinated Notes Due 2005.



  EXHIBIT
  NUMBER                                                                      EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------------------------


    4.12     Second Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc. a Delaware corporation (successor by merger to United Meridian Corporation), Ocean Energy, Inc., a Louisiana corporation, (successor by merger to UMC
             Petroleum Corporation), and U.S. Bank Trust National Association, relating to the 10 3/8% Senior Subordinated Notes due
             2005, incorporated by reference to Exhibit 10.12 to the Company's Form 8-K filed with the Securities and Exchange
             Commission on March 31, 1998.

    4.13     First Supplemental Indenture, dated as of September 19, 1996, among Ocean Energy, Inc. (f/k/a Flores & Rucks, Inc.), the Subsidiary Guarantors and Fleet National Bank (formerly known as Shawmut Bank Connecticut, National Association), relating to the 13 1/2% Senior Notes Due 2004, incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on October 10, 1996.

    4.14     Second Supplemental Indenture, dated as of July 14, 1997, among Ocean Energy, Inc., a Delaware corporation, Ocean
             Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 13 1/2% Senior Notes
             Due 2004, incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
             September 30, 1997.

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

   10.3      Amended and Restated Global Credit Agreement, dated as of July 8, 1998, by and among the Company, Chase Bank of Texas,
             National Association ("Chase Texas") as Administrative Agent, Morgan Guaranty Trust Company of New York ("Morgan
             Guaranty") as Syndication Agent, Barclays Bank PLC as Documentation Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.3 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the
             Securities and Exchange Commission on August 14, 1998.

   10.4      Amended and Restated Guaranty Agreement, dated as of July 8, 1998, by and among the Company, Chase Manhattan Bank of
             Canada as Administrative Agent, Morgan Guaranty as Syndication Agent, Barclays Bank PLC as Documentation Agent, and the
             other Lenders named therein, incorporated by reference to Exhibit 10.4 to the Company's Form 10-Q for the period ended
             June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.

   10.5      Amended and Restated Intercreditor Agreement, dated as of July 8, 1998, by and among the Company, OEI Louisiana, Ocean
             Energy Resources Canada, Ltd., (Resources Canada), Chase Texas as Administrative Agent and Paying Agent, Morgan
             Guaranty as Syndication Agent, Barclays Bank PLC as Documentation Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.5 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the
             Securities and Exchange Commission on August 14, 1998.

   10.6      Amended and Restated Credit Agreement, dated as of July 8, 1998, by and among Resources Canada, the Chase Manhattan
             Bank of Canada ("Chase Canada") as Administrative Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.6 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the Securities and Exchange
             Commission on August 14, 1998.

   10.7      Amended and Restated Guaranty Agreement, dated as of July 8, 1998, by and among the Company, Chase Canada as
             Administrative Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.7 to the Company's
             Form 10-Q for the period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.

   10.8      Guaranty Agreement, dated as of July 8, 1998, by and among OEI Louisiana, Chase Texas as Administrative Agent, Morgan
             Guaranty as Syndication Agent, Barclays Bank PLC as Documentation Agent, and the other Lenders named therein, incorporated by reference to Exhibit 10.8 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the
             Securities and Exchange Commission on August 14, 1998.

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

   10.10     Ocean Energy, Inc. 1998 Long Term Incentive Plan, incorporated by reference to Exhibit 10.13 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

   10.11     Petroleum Production Sharing Contract on Block CI-11 dated June 27, 1992 among the Republic of Cote d'Ivoire, UMIC Cote
             d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (including English translation), incorporated herein by reference to Exhibit 10.5 to Amendment No. 3 to United Meridian Corporation's Form
             S-1 (No. 33-63532) filed with the Securities and Exchange Commission on July 20, 1993.

   10.12     Production Sharing Contract dated August 18, 1992 between the Republic of Equatorial Guinea and United Meridian
             International Corporation (Area A--Offshore NE Bioco), incorporated herein by reference to Exhibit 10.6 to Amendment
             No. 1 to United Meridian Corporation's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on
             June 18, 1993.

   10.13     Production Sharing Contract dated June 29, 1992 between the Republic of Equatorial Guinea and United Meridian
             International Corporation (Area B-- Offshore NW Bioco), incorporated herein by reference to Exhibit 10.7 to Amendment
             No. 1 to United Meridian Corporation's Form S-1 (No. 33-63532) filed with the Securities and Exchange Commission on
             June 18, 1993.


  EXHIBIT
  NUMBER                                                                      EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------------------------


   10.14     Production Sharing Contract dated June 29, 1994 between the Republic of Equatorial Guinea and United Meridian
             International Corporation (Area C--Offshore Bioco), incorporated herein by reference to Exhibit 10.15 to United
             Meridian Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.15     Production Sharing Contract on Block CI-01 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote
             d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.16 to United Meridian Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.16     Production Sharing Contract on Block CI-02 dated December 5, 1994 among The Republic of Cote d'Ivoire, UMIC Cote
             d'Ivoire Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.17 to United Meridian Corporation's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.17     Production Sharing Contract of Block CI-12 dated April 27, 1995 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
             Corporation and others (English translation), incorporated by reference to Exhibit 10.18 to United Meridian
             Corporation's 1995 Form 10-K filed with the Securities and Exchange Commission on March 7, 1996.

   10.18     Production Sharing Contract dated April 5, 1995 between The Republic of Equatorial Guinea and UMIC Equatorial Guinea
             Corporation (Area D--Offshore Bioco), incorporated by reference to Exhibit 10.20 to United Meridian Corporation's Form
             10-Q for the period ended September 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

   10.19     The UMC Petroleum Savings Plan as amended and restated incorporated herein by reference to Exhibit 4.10 to United
             Meridian Corporation's (UMC) Form S-8 (No. 33-73574) filed with the Securities and Exchange Commission on December 29,
             1993.

   10.20     First Amendment to the UMC Petroleum Savings Plan, as Amended and Restated as of January 1, 1993, dated April 18, 1994, incorporated by reference to Exhibit 10.3 to United Meridian Corporation's 1994 Form 10-K filed with the Securities and
             Exchange Commission on March 10, 1995.

   10.21     UMC 1987 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 to UMC's Form S-1
             (No. 33-63532) filed with the Securities and Exchange Commission on May 28, 1993.

   10.22     Third Amendment to UMC 1987 Nonqualified Stock Option Plan dated November 16, 1993 incorporated herein by reference to Exhibit 10.4 to UMC's 1993 Form 10-K filed with the Securities and Exchange Commission on March 7, 1994.

   10.23     Fourth Amendment to UMC 1987 Nonqualified Stock Option Plan dated April 6, 1994, incorporated by reference to Exhibit
             10.6 to UMC's 1994 Form 10-K filed with the Securities and Exchange Commission on March 10, 1995.

   10.24     UMC 1994 Employee Nonqualified Stock Option Plan incorporated by reference to Exhibit 4.14 to UMC's Form S-8
             (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

   10.25     First Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 16, 1994, incorporated by reference to Exhibit 4.11.1 to UMC's Form S-8 (No. 33-86480) filed with the Securities and Exchange Commission on
             November 18, 1994.

   10.26     Second Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated May 22, 1996, incorporated by reference to Exhibit 4.3.2 to UMC's Form S-8 (No. 333-05401) filed with the Securities and Exchange Commission on June 6, 1996.

   10.27     Third Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 13, 1996, incorporated by reference to Exhibit 4.3.3 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on
             May 29, 1997.


  EXHIBIT
  NUMBER                                                                      EXHIBIT
-----------  -----------------------------------------------------------------------------------------------------------------------


   10.28     UMC 1994 Outside Directors' Nonqualified Stock Option Plan incorporated herein by reference to Exhibit 4.15 to UMC's
             Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

   10.29     First Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated May 22, 1996, incorporated by reference to Exhibit 4.4.1 to UMC's Form S-8 (No. 333-05401) filed with the Securities and Exchange Commission on
             June 6, 1996.

   10.30     UMC Petroleum Corporation Supplemental Benefit Plan effective January 1, 1994, approved by the Board of Directors on
             March 29, 1994, incorporated by reference to Exhibit 10.10 to UMC's 1994 Form 10-K filed with the Securities and
             Exchange Commission on March 10, 1995.

   10.31     Amendment to United Meridian Corporation 1994 Non-Qualified Stock Option Agreement for Former Employees of General
             Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf, incorporated by reference to Exhibit
             10.22 to UMC's Form 10-Q for the period ended September 30, 1996 filed with the Securities and Exchange Commission on
             August 8, 1996.

   10.32     Fourth Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated May 29, 1997, incorporated herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on
             May 29, 1997.

   10.33     Second Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated November 13, 1996, incorporated herein by reference to Exhibit 4.4 to UMC's Form S-8 (No. 333-28017) filed with the Securities and
             Exchange Commission on May 29, 1997.

   10.34     Fifth Amendment to the UMC 1987 Nonqualified Stock Option Plan dated November 19, 1997, incorporated by reference to
             Exhibit 4.7 to UMC's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on December 17, 1997.

   10.35     Fifth Amendment to the UMC 1994 Employee Nonqualified Stock Option Plan dated November 19, 1997, incorporated by reference to Exhibit 4.8 to UMC's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on
             December 17, 1997.

   10.36     Third Amendment to the UMC 1994 Outside Directors' Nonqualified Stock Option Plan dated November 19, 1997, incorporated by reference to Exhibit 4.9 to UMC's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on
             December 17, 1997.

   10.37     1994 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Amendment No. 2 to the Company's
             Registration Statement on Form S-1 (No. 33-84308) filed with the Securities and Exchange Commission on October 31,
             1994.

   10.38     1996 Long-Term Incentive Plan, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q
             for the quarter ended September 30, 1997.

   10.39     Ocean Energy, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   27.1*     Financial Data Schedule, included solely in the Form 10-Q filed electronically with the Securities and Exchange
             Commission.

 ___________________________________________

*  Filed herewith