Form 10-Q/A
period 1998-09-30
OCEAN ENERGY INC
filed 1999-01-27
CIK 930550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 --------------

                               FORM 10-Q/A NO. 1



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

                               OCEAN ENERGY, INC.

                               FORM 10-Q/A NO. 1

                               SEPTEMBER 30, 1998


This Amendment No. 1 relates only to Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and provides additional information regarding the Company's Year 2000 compliance efforts.


                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                             ----
PART I - FINANCIAL INFORMATION


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations........      3

SIGNATURES    ............................................................................................     10

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

RESULTS OF OPERATIONS

The following table sets forth certain operating information of the Company for the periods shown:

                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                       --------------------------      --------------------------
                                                           1998            1997          1998             1997
                                                       ---------        ---------      ---------        ---------
PRODUCTION:
    Oil (MBO)
      U.S.  . . . . . . . . . . . . . . . . . . .          3,399            3,192         11,034            8,512
      Canada  . . . . . . . . . . . . . . . . . .            121              110            339              322
      Cote d'Ivoire   . . . . . . . . . . . . . .            321              250            714              818
      Equatorial Guinea   . . . . . . . . . . . .          1,669            1,191          4,557            2,870
                                                       ---------        ---------      ---------        ---------
         Total  . . . . . . . . . . . . . . . . .          5,510            4,743         16,644           12,522
                                                       =========        =========      =========        =========

    Natural gas (MMCF)
      U.S.  . . . . . . . . . . . . . . . . . . .         24,639           20,788         74,525           57,960
      Canada  . . . . . . . . . . . . . . . . . .          2,289            1,940          7,018            5,410
      Cote d'Ivoire   . . . . . . . . . . . . . .          1,910            1,452          5,525            3,612
                                                       ---------        ---------      ---------        ---------
         Total  . . . . . . . . . . . . . . . . .         28,838           24,180         87,068           66,982
                                                       =========        =========      =========        =========

AVERAGE WELLHEAD SALES PRICE, INCLUDING HEDGING:
    Oil ($ per bbl)
      U.S.  . . . . . . . . . . . . . . . . . . .      $   13.85        $   18.11      $   14.48        $   19.22
      Canada  . . . . . . . . . . . . . . . . . .      $   12.08        $   16.78      $   12.05        $   18.16
      Cote d'Ivoire   . . . . . . . . . . . . . .      $   11.52        $   18.41      $   13.33        $   18.55
      Equatorial Guinea   . . . . . . . . . . . .      $   11.70        $   17.78      $   12.38        $   17.97
        Average   . . . . . . . . . . . . . . . .      $   13.02        $   18.01      $   13.81        $   18.86

    Natural Gas ($ per MCF)
      U.S.  . . . . . . . . . . . . . . . . . . .      $    1.85        $    2.18      $    2.00        $    2.28
      Canada  . . . . . . . . . . . . . . . . . .      $    1.23        $    1.20      $    1.27        $    1.39
      Cote d'Ivoire   . . . . . . . . . . . . . .      $    1.64        $    1.76      $    1.67        $    1.80
         Average  . . . . . . . . . . . . . . . .      $    1.79        $    2.07      $    1.92        $    2.18


ADDITIONAL DATA ($ PER BOE):
    Production and operating costs (1)  . . . . .      $    3.72        $    2.81      $    3.26        $    3.05
    General and administrative expense  . . . . .      $    1.05        $    0.77      $    1.00        $    0.86
    Oil and natural gas depletion and depreciation     $    6.70        $    7.65      $    6.89        $    7.22

_____________

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

    Interest and debt expense. Reported interest and debt expense increased $4.3 million, or 12%, to $40.6 million for the nine months ended September 30, 1998, from $36.3 million in the comparable 1997 period. This increase is primarily the result of an increase in debt levels during the year of 1998 resulting from the capital spending program in place for 1998 and lower than expected cash flows due to the deterioration in product pricing, offset by an increase in capitalized interest on significant projects in process. Average total debt outstanding for the nine months ended September 30, 1998 was $938.7 million as compared to $584.7 million for the same period in 1997.

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

LIQUIDITY AND CAPITAL RESOURCES

    The following summary table reflects comparative cash flows for the Company for the nine months ended September 30, 1998 and 1997 (in thousands):

                                                                       Nine months ended September 30,
                                                                    -----------------------------------
                                                                        1998                    1997
                                                                    -------------          ------------
         Net cash provided by operating activities                  $     150,036        $     227,003
         Net cash used in investing activities                           (670,408)            (554,304)
         Net cash provided by financing activities                        523,232              288,810

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

    Capital requirements. The Company's capital investments to date have focused primarily on exploration, acquisitions and development of proved properties. The Company's expenditures for property acquisition, exploration and development for the nine months ended September 30, 1998 and 1997 are as follows:

                                                                      Nine months ended September 30,
                                                                    ----------------------------------
                                                                           1998               1997
                                                                    ---------------      -------------
                                                                                (in thousands)
     Property acquisition costs:
          Proved  . . . . . . . . . . . . . . . . . . . . . . .     $        27,828      $     111,366
          Unproved  . . . . . . . . . . . . . . . . . . . . . .              29,946             55,755
     Exploration costs  . . . . . . . . . . . . . . . . . . . .             272,067            154,887
     Development costs  . . . . . . . . . . . . . . . . . . . .             297,365            279,332
     Capitalized interest on unevaluated properties   . . . . .              21,990              8,094
     Capitalized general and administrative costs   . . . . . .              18,875             10,824
                                                                     --------------      -------------
     Total costs incurred   . . . . . . . . . . . . . . . . . .      $      668,071      $     620,258
                                                                     ==============      =============

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

    Currently, the Company's open forward position on its outstanding natural gas Costless Collars is as follows:


                                Effective           Contracted   Contracted     Contracted
                           ------------------         Volumes       Floor         Ceiling
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

    Year 2000 compliance. Historically, most computer systems, including microprocessors embedded into field equipment and other machinery, utilized software that recognized a calendar year by its last two digits. Beginning in the year 2000, these systems will require modification to recognize a calendar year by four digits.

    Accordingly, the Company has initiated a comprehensive plan to address the year 2000 issues associated with its operations and business. OEI's board has been briefed about the year 2000 problem generally and as it may affect OEI. The board has assigned its Audit Committee to oversee the adoption and implementation of a year 2000 plan. A committee of senior executives has been created to develop a plan and manage its implementation. The aim of the plan is to take reasonable steps to prevent OEI's mission-critical functions from being impaired due to the year 2000 problem.

    The plan includes several phases - (a) assessment of all of the Company's systems and technology; (b) implementation and testing of modifications to or replacements of existing systems and technology, both financial and operational; (c) communication with key business partners; and (d) contingency planning.

    In planning and developing the project, OEI has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not considered IT technology include alarm systems, metering devices, monitors for field operations, and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates OEI's year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, OEI is in the process where necessary, of reprogramming or replacing the computer equipment and software it currently uses to become year 2000 compliant. In addition, the Company's primary information systems are in the process of being replaced with fully compliant new systems as part of a regularly scheduled upgrade to meet the Company's growing capacity and performance requirements. The testing of the systems under consideration should be completed by April 1999.

    The Company is utilizing both internal and external resources to reprogram, or replace, and test much of its IT systems, primarily financial and operational software, for necessary modifications identified in its assessment of year 2000 issues. As of the date of this filing, the Company estimates that approximately 60% of its year 2000 plan for these IT systems has been implemented and anticipates that the remainder of the plan, including any necessary remedial action, will be completed by June 30, 1999. During July 1998, the Company began utilizing internal and external resources to evaluate its vulnerability to year 2000 issues related to its non-IT systems, primarily field operational systems and equipment. The Company has also initiated formal communications with all of its key business partners to determine the extent to which the Company is vulnerable to those third parties' potential failure to remediate their own year 2000 issues. The evaluation of non-IT systems and communications with key business partners is well underway, and the Company estimates that the remainder of the year 2000 plan concerning these areas will be completed by June 1999.

    The Company is currently in the process of developing contingency plans for both financial and operational systems. OEI's contingency plans are being designed to minimize the disruptions or other adverse effects resulting from year 2000 incompatibilities regarding these systems, and to facilitate the early identification and remediation of year 2000 problems that first manifest themselves after January 1, 2000.

    The failure to correct a material year 2000 issue could result in an interruption in, or a failure of, certain normal business activities, thereby having a material, adverse effect on the Company's results of operations, liquidity and financial position. The Company's remediation efforts are expected to significantly reduce the Company's level of uncertainty about year 2000 compliance and the possibility of interruptions of normal operations. However, there can be no guarantee that the systems of other companies, on which the Company's systems rely, will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company. Disruptions to the oil and gas transportation networks controlled by third-party carriers could result in reduced production volumes delivered to market. In addition, risks association with foreign operations may increase with the uncertainty of year 2000 compliance by foreign governments and their supporting infrastructures.

    The total costs for the year 2000 compliance review, evaluation, assessment and remediation efforts are not expected to be in excess of $1,000,000. Of this amount, approximately $200,000 had been incurred as of December 31, 1998.

    The costs of these projects and the dates on which the Company plans to complete modifications and replacements are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans.

    Forward-looking statements. Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward- looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance; information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters; and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward- looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.


                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


             Signature                                            Title                             Date
             ---------                                            -----                             ----
/s/ Christopher E. Cragg                              Vice President and Controller           January 27, 1999
-----------------------------------------              (Chief Accounting Officer)
Christopher E. Cragg