Form 10-K405
period 1998-12-31
OCEAN ENERGY INC
filed 1999-02-16
CIK 930550

                                      1998
===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                    FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


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

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                         NAME OF EACH EXCHANGE
    TITLE OF EACH CLASS                                   ON WHICH REGISTERED
    -------------------                                   -------------------
Common Stock, $0.01 Par Value                           New York Stock Exchange
Rights to Purchase Series A Junior Preferred Stock      New York Stock Exchange

        Securities Registered Pursuant to Section 12(g) of the Act: None


     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  NO    .
                                              ---    ---

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES OF THE REGISTRANT WAS APPROXIMATELY $429,457,293 AS OF FEBRUARY 4, 1999.

     THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK, ALL OF WHICH COMPRISE A SINGLE CLASS WITH A $0.01 PAR VALUE, AS OF FEBRUARY 11, 1999, THE LATEST PRACTICABLE DATE, WAS 101,753,646.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Proxy Statement pertaining to the Registrant's 1999 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

===============================================================================

                                TABLE OF CONTENTS

                                                                                                              Page
                                                                                                              ----
PART I
   Items 1. & 2. Business and Properties
                 General.................................................................................       1
                 Recent Developments.....................................................................       1
                 Oil and Gas Properties..................................................................       1
                 Gulf of Mexico Region...................................................................       2
                 International Region....................................................................       2
                 North American Onshore Region...........................................................       3
                 Oil and Natural Gas Reserves............................................................       4
                 Productive Wells and Acreage............................................................       5
                 Drilling Activities.....................................................................       5
                 Oil and Gas Marketing and Major Customers...............................................       6
                 Competition.............................................................................       6
                 Operating Hazards and Uninsured Risks...................................................       6
                 Employees...............................................................................       7
                 Other Facilities........................................................................       7
                 Title to Properties.....................................................................       7
                 Governmental Regulation.................................................................       7
                 U.S. Environmental Matters..............................................................      10
                 Canadian Environmental Matters..........................................................      12
                 Abandonment Costs.......................................................................      12
   Item 3.       Legal Proceedings.......................................................................      13
   Item 4.       Submission of Matters to a Vote of Security Holders.....................................      14

PART II
   Item 5.       Market for the Registrant's Common Equity and Related Stockholder Matters..............      14
   Item 6.       Selected Financial Data.................................................................      15
   Item 7.       Management's Discussion and Analysis of Financial Condition and
                   Results of Operations.................................................................      16
                 General.................................................................................      16
                 Anticipated Effect of Seagull Merger....................................................      17
                 Results of Operations for the Years Ended December 31, 1998 and 1997....................      17
                 Results of Operations for the Years Ended December 31, 1997 and 1996....................      19
                 Liquidity and Capital Resources.........................................................      21
                 Other Matters...........................................................................      23
   Item 7.a.     Quantitative and Qualitative Disclosures About Market Risk..............................      25
   Item 8.       Financial Statements and Supplementary Data.............................................      27
   Item 9.       Changes In and Disagreements with Accountants on Accounting and
                   Financial Disclosure..................................................................      61
PART III
   Item 10.      Directors and Executive Officers of the Registrant......................................      61
   Item 11.      Executive Compensation..................................................................      61
   Item 12.      Security Ownership of Certain Beneficial Owners and Management..........................      61
   Item 13.      Certain Relationships and Related Transactions..........................................      61
   Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K.........................      61

                                     PART I

ITEMS 1 AND 2:  BUSINESS AND PROPERTIES

GENERAL

    Ocean Energy, Inc. (OEI or the Company) is one of the largest independent oil and gas exploration and production companies in the U.S. The Company was created in March 1998 by the strategic merger (the Merger) of OEI and United Meridian Corporation (UMC). As of December 31, 1998, the Company had estimated proved reserves of approximately 134.3 MMBbls of oil (46% of total proved reserves) and 945.8 Bcf of natural gas (54% of total proved reserves) for a total of 291.9 MMBOE, with a Present Value of Future Net Revenues of approximately $916.7 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $903.8 million. The Company holds a diversified portfolio of properties with both domestic and international exposure organized into three primary operating units: (i) the continental shelf and deepwater areas of the Gulf of Mexico (the Gulf of Mexico Region); (ii) the West African countries of Cote d'Ivoire, Equatorial Guinea and Angola, the Asian Basin countries of Pakistan and Bangladesh and the Middle East country of the Republic of Yemen (the International Region); and (iii) certain onshore areas of North America, including Western Canada and the Midcontinent and Rocky Mountain regions of the U.S. (the North American Onshore Region).

RECENT DEVELOPMENTS

     On November 24, 1998, OEI and Seagull Energy Corporation (Seagull) entered into a merger agreement that provides for a stock-for-stock merger (Seagull Merger) of OEI with and into Seagull. In connection with the Seagull Merger, which is anticipated to close by the end of the first quarter of 1999, OEI stockholders will receive one share of common stock of Seagull for each existing outstanding share of OEI. Seagull will amend its Articles of Incorporation to change its name to Ocean Energy, Inc. (New Ocean). After the Seagull Merger, the stockholders of OEI will own approximately 61.5% of the outstanding common stock of New Ocean and the stockholders of Seagull will own the remaining 38.5% of the outstanding common stock of New Ocean. The Seagull Merger is expected to qualify as a tax-free transaction with no gain or loss recognized for U.S. federal income tax purposes by the stockholders of OEI upon receipt of New Ocean common stock in exchange for shares of OEI common stock and is subject to each Company's stockholders' approval and certain other conditions.

     The combination of OEI and Seagull will create the seventh largest United States independent oil and gas company based on production and the tenth largest based on total proved reserves, in each case based on 1997 information. On a pro forma basis, New Ocean will have estimated proved reserves of approximately
496 MMBOE at year end 1998 and combined 1998 estimated production of approximately 68 MMBOE. The larger size and scale provided by the merger will allow New Ocean to capitalize on a wider range of opportunities and to develop and operate larger exploration and development projects than either OEI or Seagull would be able to do on a stand-alone basis. This larger size will also allow New Ocean to operate more competitively in the current low commodity price environment and to make opportunistic acquisitions.

     OEI and Seagull are developing plans to integrate their operations immediately after the merger to take full advantage of the benefits and synergies the merger will create that would not have been available to either company on a stand-alone basis. Those benefits include substantial cost savings, a more geographically diversified reserve composition, a larger capital base, greater financial strength and flexibility and an enhanced ability to make further acquisitions.

OIL AND GAS PROPERTIES

     The Company's operating activities are focused primarily in three operating units: (i) the continental shelf and deepwater areas (water depth of over 1,500 feet) of the Gulf of Mexico (Deepwater Gulf), (ii) the West African countries of Cote d'Ivoire, Equatorial Guinea and Angola, the Asian Basin countries of Pakistan and Bangladesh and the Middle East country of the Republic of Yemen, and (iii) certain onshore areas of North America, including Western Canada and the Midcontinent and Rocky Mountain regions of the U.S. The following table summarizes the Company's proved reserves by operational area:

                                                          PROVED RESERVES AT DECEMBER 31, 1998
                                             ----------------------------------------------------------------

                                                                                    DISCOUNTED
                                                                                      PRESENT        % OF
                                                                                    VALUE BEFORE     TOTAL
                                                          NATURAL                    INCOME TAX    DISCOUNTED
                                                OIL         GAS         TOTAL       (DOLLARS IN     PRESENT
                     REGION                   (MBBLS)      (MMCF)      (MBOE)      THOUSANDS) (1)    VALUE
       ---------------------------------     ---------  ------------ ------------  --------------  ----------
       Gulf of Mexico Region............       64,306     318,963      117,467      $  380,566         41%
       International Region.............       47,485     167,743       75,442         133,935         15%
       North American Onshore Region....       22,530     459,060       99,040         402,209         44%
                                              -------     -------      -------      ----------        ---
                Total...................      134,321     945,766      291,949      $  916,710        100%
                                              =======     =======      =======      ==========        ===

(1) Discounted (at 10%) present value as of December 31, 1998 (year-end prices held constant). The amounts are before income taxes and therefore are not the same as the "Standardized Measure" disclosed in Note 16 of the Notes to Consolidated Financial Statements.

GULF OF MEXICO REGION

    In the Gulf of Mexico Region, the Company held interests in approximately
1.0 million gross (0.6 million net to the Company) acres as of December 31, 1998, and currently holds 138 outer continental shelf and 48 deepwater blocks as well as approximately 90 state leases. On the continental shelf, the Company's operations are in three primary areas: (i) the Mississippi River Delta located in state and federal waters near the mouth of the Mississippi River; (ii) the Central Gulf of Mexico located in the shallow federal waters offshore Louisiana; and (iii) the western portion of the Gulf of Mexico. In the deepwater Gulf of Mexico, the Company's blocks are located offshore Louisiana in water depths ranging from 2,500 to 7,500 feet, where the Company expects to commence drilling operations in 1999. The following is a description of each of the Company's major operating areas in the Gulf of Mexico Region:

     Continental Shelf. The Company's current production operations in the continental shelf area are comprised of 32 Company operated fields, as well as 15 non-operated fields. These production operations encompass approximately 300,000 gross (180,000 net to the Company) acres, representing approximately
117.5 MMBOE, or 40% of the Company's total proved reserves. For 1998, the Company's average daily production was 32.9 MBbls of oil and 166.9 MMcf of gas or 60.7 MBOE. Some of the Company's premier properties in this area include the South Pass 24 field and the South Pass 27 field located in the highly prolific area of the East Bay Complex. The Company owns an average 99% working interest in these fields.

     On March 3, 1998, the Company announced that it was expanding its exploration program through an exclusive Gulf of Mexico Exploration Alliance (the Alliance) with Shell Offshore, Inc. (SOI). Pursuant to the terms of the Alliance, the Company and SOI will initially drill 25 exploration prospects, all delineated by 3-D seismic, on over 141,000 gross acres across the continental shelf in the Gulf of Mexico. Ten of the wells under the Alliance have been drilled through December, 1998. Under the Alliance, the Company will participate for 25% of SOI's working interest in the Alliance's 25 exploration prospects.

     Deepwater Gulf. The Company is a party to the Deepwater Gulf exploration venture with Conoco encompassing 155,520 gross (57,658 net to the Company) acres located off the coast of Louisiana in water depths ranging from 2,500 to 7,500 feet. The Company began drilling the first deepwater well in this venture in February, 1999. The Company's working interest in this well is 25%. In addition to the Conoco venture, the Company acquired leases for six blocks located in Keathley Canyon, encompassing 34,560 gross and net acres, and the Company is a party to two separate joint venture arrangements encompassing 57,600 gross (28,800 net to the Company) acres in water depths ranging from 7,000 to 9,000 feet. The Company believes that the Deepwater Gulf provides substantial reserve and production growth opportunities.

INTERNATIONAL REGION

    In the International Region, the Company currently holds interests in 12 West African blocks (two of which are currently under production). In addition, the Company has interests in the Asian Basin countries of Pakistan and Bangladesh where seismic and geophysical evaluations are ongoing. The Company's acreage in the International Region is generally held pursuant to PSCs with host governments. Under the Company's 19 PSCs (16 of which the Company operates), the Company holds contract interests ranging from 15% to 100%. As of December 31, 1998, the

Company had approximately 75.4 MMBOE of proved reserves attributable to the International Region (approximately 26% of the Company's total proved reserves) with average daily production during 1998 of 24.4 MBOE per day. The following is a description of each of the Company's major operating areas in the International Region:

     Cote d'Ivoire. In Cote d'Ivoire, the Company has five PSCs through which it holds contract interests ranging from 35% to 80% in five blocks totaling approximately 1.8 million gross (1.0 million net to the Company) acres. As of December 31, 1998, the Company operated all five PSCs in Cote d'Ivoire. As a result of the successful discoveries and subsequent production history, the Company recognized net proved reserves of 6.4 MMBbls of oil and 167.7 Bcf of natural gas at December 31, 1998. In addition, the Company's net production from the blocks totaled 1,080 MBbls and 7,824 MMcf for the year ended December 31, 1998. During 1998 in Cote d'Ivoire, the Company participated in four exploratory wells, two of which were successful. No development wells have been drilled in 1998.

     In 1997, the Company constructed a liquid propane gas (LPG) plant to extract liquids (propane, butane and natural gasoline) from the current natural gas production in the country. The plant is capable of handling 75 to 95 MMcf per day of natural gas flow producing up to 45,000 metric tons of LPG per year and commenced operations in the fourth quarter of 1998. Total costs incurred on such plant through December 31, 1998 were approximately $21.4 million.

     Equatorial Guinea. In Equatorial Guinea, the Company has four PSCs through which the Company holds contract interests ranging from 24% to 94% totaling approximately 1.7 million gross (1.2 million net to the Company) acres. In addition, the Company's net production from Block B averaged 17.9 MBOE per day in 1998. As of December 31, 1998, the Company operated three of the four PSCs in Equatorial Guinea.

     At December 31, 1998, the Company recognized net proved reserves of 41.0 MMBbls of oil in Equatorial Guinea. In 1998, the Company participated in eight exploratory wells, three of which were successful, and three development wells, each of which was successful.

     Work on a new development project on one of the blocks in Equatorial Guinea began in 1998 to provide additional production capacity to develop the existing field discoveries in such block. Extensive 3-D seismic shoots are currently under review to further evaluate opportunities on these blocks.

     Angola. In February and May 1998, the government of the Republic of Angola awarded the Company participations in two exploration blocks with 20% and 15% contract interests, respectively. In addition, in May 1998, the government of the Republic of Angola consented to the Company's participation in an additional exploration block with a 30% interest. In the aggregate, the three blocks cover
2.7 million gross (0.5 million net to the Company) acres, two of which are located in the high potential deepwater basins offshore Angola where several major discoveries have been announced. The Company will operate one of the blocks.

     Pakistan. The Company has signed five PSCs with the government of Pakistan, covering 7.7 million gross (6.7 million net to the Company) acres. The Company holds contract interests of 85% in each of four blocks and 95% in the remaining block. The Company operates all five of these PSCs. Geological and geophysical studies have begun and will be conducted during the next two years of the exploration license on the five blocks, with possible drilling by the end of 1999.

    Bangladesh. In February 1997, the Company signed a PSC covering a block in the Chittagong Hills tracts onshore Bangladesh, which PSC the Company currently operates. The Company has geological and geophysical work currently underway toward possible drilling in 1999. The block covers 3.3 million gross (3.0 million net to the Company) acres. The Company currently holds a 90% contract interest in this PSC.

     Republic of Yemen. In August 1998, the Company acquired a 60% contract interest in South Howarime Block 43. The contract covers 0.7 million gross (0.4 million net to the Company) acres and the Company is the operator. The Company anticipates acquiring seismic data and drilling two exploratory wells over the next several years.

NORTH AMERICAN ONSHORE REGION

    In its North American Onshore Region, the Company had interests in 3.0 million gross (1.2 million net to the Company) acres in 15 states and Western Canada as of December 31, 1998. Domestically, the Company conducts activities in two primary areas: (i) certain Midcontinent areas, including the Anadarko Basin and onshore Texas; and (ii) certain Rocky Mountain areas, including operations in Montana and Wyoming. The Company's Canadian assets are generally located in Western Alberta, Canada. As of December 31, 1998, the Company had approximately 99.0 MMBOE of proved reserves attributable to the North American Onshore Region (approximately 34% of the Company's total proved reserves) with average daily production during 1998 of 30.7 MBOE per day. The following is a description of each of the Company's major producing areas in the North America Onshore Region:

     Rocky Mountains. The Rocky Mountain area comprises approximately 550,000 net acres and represents approximately 40.7 MMBOE, or 14% of the Company's proved reserves. The Company's largest property in the Rocky Mountain area is the Bearpaw field in the north central portion of Montana where shallow, low-cost development drilling has made the Company the largest producer of natural gas in the state. The Company holds interests in nearly 500 wells, currently producing in excess of 62.3 MMcf of natural gas gross (36.6 MMcf net to the Company) per day. Other properties of importance in the area include projects that are underway in the Powder River Basin and the East Triangle Field in Wyoming.

     Midcontinent. The Company's Midcontinent area comprises approximately 262,000 net acres and represents approximately 36.0 MMBOE, or 12% of the Company's total proved reserves. Projects in this area include continued low-risk development drilling in the Anadarko Basin and West Texas and several waterflood oil projects. Some of the Company's most significant properties in the Midcontinent area are in the Young Mendota Field in Texas, and the Buffalo and Longhorn areas of West Texas.

     Canada. The Western Canada area comprises approximately 359,000 net acres and represents approximately 22.4 MMBOE, or nearly 8% of the Company's total proved reserves. On February 8, 1999, Company announced its intention to divest its interests in all Canadian oil and gas properties and related assets during 1999.

OIL AND NATURAL GAS RESERVES

     Presented below are the estimated quantities of proved developed and proved undeveloped reserves of oil and natural gas and the Present Value of Future Net Revenues (before income taxes) owned by the Company as of December 31, 1998. Information set forth in the following table is based upon reserve reports of the Company, prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the Commission).

                                                                      Proved Reserves at December 31, 1998
                                                                    ----------------------------------------
                                                                    Developed       Undeveloped        Total
                                                                    ---------       -----------        -----
                                                                               (dollars in millions)
        Net Proved Reserves:
          Oil (MBbls).........................................         80,954              53,367      134,321
          Gas (MMcf)..........................................        631,814             313,952      945,766
          MBOE (6 Mcf per Bbl)................................        186,256             105,693      291,949
        Estimated Future Net Revenues
          (before income taxes)...............................                                      $    1,353
        Present Value of Future Net Revenues
          (before income taxes, discounted at 10%)............                                      $      917
        Standardized Measure of Discounted
          Future Net Cash Flows (1)...........................                                      $      904

--------------------------------------------------------------------------------
(1) The Standardized Measure of Discounted Future Net Cash Flows prepared by the Company represents the Present Value of Future Net Revenues after income taxes discounted at 10%.

     There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting future rates of production and timing of development expenditures, including many factors beyond the control of the Company. Reserve engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. The quantities of oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development expenditures and future oil and natural gas sales prices may all differ from those assumed in these estimates. Therefore, the Present Value of Future Net Revenues figures shown above should not be construed as the current market value of the estimated oil and natural gas reserves attributable to the Company's properties. The information set forth in the foregoing tables includes revisions of certain volumetric reserve estimates attributable to proved properties included in the preceding year's estimates. Such revisions are the result of additional information from subsequent completions and production history from the properties involved or the result of a decrease (or increase) in the projected economic life of such properties resulting from changes in product prices.

     In accordance with the Commission's guidelines, the engineers' estimates of future net revenues from the Company's properties and the Present Value of Future Net Revenues thereof are made using oil and natural gas sales prices in effect as of the dates of such estimates and are held constant throughout the life of the properties except where such guidelines permit alternate treatment, including the use of fixed and determinable contractual price escalations. Prices for natural gas and, to a lesser extent, oil are subject to substantial seasonal fluctuations and prices for each are subject to substantial fluctuations as a result of numerous other factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Oil and Gas Marketing and Major Customers."

PRODUCTIVE WELLS AND ACREAGE

     Productive Wells. The following table sets forth the Company's existing productive wells as of December 31, 1998:

                                                                    Gross        Net
                                                                    -----       -----
                          Oil................................       4,145         905
                          Gas................................       2,265       1,022
                                                                    -----       -----
                                    Total Productive Wells...       6,410       1,927
                                                                    =====       =====

     Productive wells consist of producing wells and wells capable of production, including gas wells awaiting pipeline connections. Wells that are completed in more than one producing horizon are counted as one well. Of the gross wells reported above, 113 had multiple completions.

    Acreage Data. Undeveloped acreage includes leased acres on which wells have not been drilled or completed to a point that would permit the production of commercial quantities of oil and gas, regardless of whether or not such acreage contains proved reserves. A gross acre is an acre in which an interest is owned. A net acre is deemed to exist when the sum of fractional ownership interests in gross acres equals one. The number of net acres is the sum of the fractional interests owned in gross acres expressed as whole numbers and fractions thereof. The following table sets forth the approximate developed and undeveloped acreage in which the Company held a leasehold mineral or other interest at December 31, 1998.

                                                        Developed                 Undeveloped
                                                          Acres                      Acres
                                                  -----------------------   -------------------------
                         Region                     Gross        Net           Gross         Net
                         ------                     -----        ---           -----         ---
                                                                    (in thousands)
        Gulf of Mexico Region................          329         189             658         383
        International Region.................           49          13          17,796      12,754
        North American Onshore Region........        1,279         508           1,730         663
                                                     -----         ---         -------    --------
                  Total......................        1,657         710          20,184      13,800
                                                     =====         ===          ======      ======

DRILLING ACTIVITIES

     Drilling activities are subject to many risks, including the risk that no commercially productive reservoirs will be encountered. There can be no assurance that new wells drilled by the Company will be productive or that the Company will recover all or any portion of its investment. Drilling for oil and natural gas may involve unprofitable efforts, not only from dry wells, but from wells that are productive but do not produce sufficient net revenues to return a profit after drilling, operating, and other costs. The cost of drilling, completing and operating wells is often uncertain. The Company's drilling operations may be curtailed, delayed or canceled as a result of numerous factors, many of which are beyond the Company's control, including title problems, weather conditions, compliance with governmental requirements and shortages or delays in the delivery of equipment and services. Many of the Company's prospects are located in deepwater areas, and exploration and development of these prospects requires use of deepwater drilling rigs. Availability of such deepwater rigs may be limited in certain parts of the world.

     The following table sets forth the drilling activity of the Company on its properties for the years ended December 31, 1998, 1997 and 1996.

                                                               Year Ended December 31,
                                         ---------------------------------------------------------------------
                                                 1998                   1997                     1996
                                         ---------------------   --------------------    ---------------------
                                           Gross       Net        Gross       Net          Gross       Net
                                           -----       ---        -----       ---          -----       ---
         Exploratory Wells:
           Productive...............          58        36.7          47       28.7            29      13.3
           Nonproductive............          37        23.0          39       20.3            31      13.2
         Development Wells:
           Productive...............         264       112.4         289      102.3           137      50.5
           Nonproductive............          19        13.8          23       12.9            10       5.4
                                             ---       -----         ---      -----           ---      ----
                   Total............         378       185.9         398      164.2           207      82.4
                                             ===       =====         ===      =====           ===      ====

OIL AND GAS MARKETING AND MAJOR CUSTOMERS

     The revenues generated by the Company's operations are highly dependent upon the prices of, and demand for, oil and natural gas. The price received by the Company for its oil and natural gas production depends on numerous factors beyond the Company's control, including seasonality, the condition of the U.S. economy, particularly the manufacturing sector, foreign imports, political conditions in other oil-producing and natural gas-producing countries, the actions of the Organization of Petroleum Exporting Countries and domestic government regulation, legislation and policies. Declines in the prices of oil and natural gas have had an adverse effect on the carrying value of the Company's proved reserves and the Company's revenues, profitability and cash flow. Although the Company is not currently experiencing any significant involuntary curtailment of its oil or natural gas production, market, economic and regulatory factors may in the future materially affect the Company's ability to sell its oil or natural gas production. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company markets its oil and gas production to numerous purchasers under a combination of short and long-term contracts. During 1998, Mobil Sales and Supply Corporation accounted for 15% of the Company's oil and gas revenues as the purchaser of the Company's production in Equatorial Guinea. In addition, sales to SOI accounted for 12% of the Company's oil and gas revenues for the year ended December 31, 1998. The Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues for the year ended December 31, 1998. See Note 9 to the Company's Consolidated Financial Statements.

     Due to the availability of other markets and pipeline connections, the Company does not believe that the loss of any single oil or natural gas customer would adversely affect the Company's results of operations.

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

OPERATING HAZARDS AND UNINSURED RISKS

     The Company's operations are subject to hazards and risks inherent in drilling for and production and transportation of oil and natural gas, such as uncontrollable flows of oil, gas or well fluids, fires, natural disasters, explosions, encountering formations with abnormal pressures, blowouts, cratering, pipeline ruptures, spills, pollution, releases of toxic gas and other environmental hazards and risks, any of which can result in loss of hydrocarbons, environmental pollution, personal injury claims, and other damage to properties of the Company and others. In addition, the Company may be liable for environmental damages caused by previous owners of property purchased by the Company or its predecessors. As a result, substantial liabilities to third parties or governmental entities may be incurred, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions, or result in loss of the Company's properties. Additionally, certain of the Company's oil and gas operations are located in an area that is subject to tropical weather disturbances, some of which can be severe enough to cause substantial damage to facilities and possibly interrupt production. As protection against operating hazards and in accordance with customary industry practices, the Company maintains insurance coverage against some, but not all, potential losses. The Company's coverages include, but are not limited to, operator's extra expense, physical damage on certain assets, employer's liability, comprehensive general liability, automobile, workers' compensation and loss of production income insurance. The Company believes that its insurance is adequate and customary for companies of a similar size engaged in operations similar to those of the Company, but losses could occur for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. The occurrence of an event that is not fully covered by insurance could have an adverse impact on the Company's financial condition and results of operations.

EMPLOYEES

     As of December 31, 1998, the Company had approximately 800 full-time employees, none of whom is represented by any labor union. Included in the total were approximately 500 corporate employees located in the Company's Houston, Texas; Lafayette, Louisiana; Denver, Colorado; Calgary, Alberta; Abidjan, Cote d'Ivoire; and Malabo, Equatorial Guinea offices and in various field locations whose functions are associated with management, engineering, geology, geophysics, operations, land, legal, accounting, financial planning and administration. Of this amount, approximately 300 full-time employees are responsible for the supervision and operation of its field activities. The Company considers its relations with its employees to be good.

OTHER FACILITIES

    The Company leases its Houston, Texas headquarters under a lease covering approximately 112,000 square feet, expiring in December 2006. In addition, the Company leases approximately 33,000 square feet of office space in Denver, Colorado, approximately 8,600 square feet of office space in Baton Rouge, Louisiana, approximately 71,000 square feet of office space in Lafayette, Louisiana and approximately 1,150 square feet of office space in New Orleans, Louisiana, where some of the Company's technical personnel are collectively located. The Company also leases additional space in its Calgary, Alberta office and for its division and field operating offices in the U.S and certain foreign locations.

     The Company also leases dock and warehouse space in Venice, Louisiana; Morgan City, Louisiana; and Abidjan, Cote d'Ivoire.

TITLE TO PROPERTIES

     The Company believes it has satisfactory title to all of its producing properties in accordance with standards generally accepted in the oil and gas industry. The Company's properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which the Company believes do not materially interfere with the use of or affect the value of such properties. The Minerals Management Service (MMS) and Louisiana State Mineral Board must approve all transfers of record title or operating rights on its respective leases. The MMS and Louisiana State Mineral Board approval process can in some cases delay the requested transfer for a significant period of time.

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

     Historically, the transportation and sale for resale of natural gas in interstate commerce have been regulated pursuant to the Natural Gas Act of 1938, the Natural Gas Policy Act of 1978 (the NGPA), and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (the FERC). In the past, the federal government has regulated the wellhead price of natural gas. Deregulation of wellhead sales in the natural gas industry began with the enactment of the NGPA. In 1989, the Natural Gas Wellhead Decontrol Act was enacted, which amended the NGPA to remove wellhead price controls on all domestic natural gas as of January 1, 1993. While sales by producers of natural gas, and all sales of oil, condensate and natural gas liquids, can currently be made at uncontrolled market prices, Congress could re-enact price controls in the future.

     Several major regulatory changes have been implemented by the FERC from 1985 to the present that have had a major impact on natural gas pipeline operations, services and rates and thus have significantly altered the marketing and price of natural gas. Commencing in April 1992, the FERC issued Order Nos. 636, 636-A and 636-B (collectively, "Order No. 636"), which, among other things, require each interstate pipeline company to "restructure" to provide transportation separate or "unbundled" from the sale of gas and to make available on an open and nondiscriminatory basis numerous constituent services (such as gathering services, storage services, firm and interruptible transportation services) and to adopt a new ratemaking methodology to determine appropriate rates for those services. To the extent the pipeline company or its sales affiliate makes gas sales as a merchant in the future, it does so in direct competition with all other sellers pursuant to private contracts; however, pipeline companies and their affiliates were not required to remain "merchants" of gas and several of the interstate pipeline companies have become "transporters" only. Following the conclusion of individual restructuring proceedings for each interstate pipeline pursuant to Order No. 636, the FERC has approved, with modifications, all of the restructuring plans implementing Order No. 636 on every interstate pipeline.

     On July 16, 1996, the Court of Appeals for the District of Columbia Circuit (D.C. Circuit) issued its opinion on review of Order No. 636. The opinion upheld most elements of Order No. 636 including the unbundling of sales and transportation services, curtailment of pipeline capacity, implementation of the capacity release program and the mandatory imposition of straight-fixed-variable
(SFV) rate design for interstate pipeline companies. The D.C. Circuit did remand certain aspects of Order No. 636 to the FERC for further explanation including, inter alia, the FERC's decision to exempt pipelines from sharing in gas supply realignment (GSR) costs caused by restructuring; FERC's selection of a twenty-year term matching cap for the right-of-first-refusal mechanism; the FERC's restriction on the entitlement of no-notice transportation service to only those customers receiving bundled sales service at the time of restructuring; and FERC's determination that pipelines should focus on individual customers, rather than customer classes, in mitigating the effects of SFV rate design. On May 12, 1997, the United States Supreme Court denied certiorari of the D.C. Circuit's decision.

     On February 27, 1997, the FERC issued its order on remand (Order No. 636-C). The order reaffirmed the holding of Order No. 636 that pipelines should be entitled to recover 100 percent of their prudently incurred GSR costs. Moreover, the FERC determined that since Order No. 636, the average length of transportation contracts was substantially less than 20 years. Thus, FERC reduced the contract matching cap for the right-of-first-refusal mechanism to five years. In light of the varied post-restructuring experience with no-notice service, the FERC also decided to no longer limit a pipeline's no-notice service to its bundled sales customers at the time of restructuring. Finally, the FERC reaffirmed that pipelines should focus on individual customers, rather that customer classes, in mitigating the effects of SFV rate design. On May 28, 1998, FERC denied requests for rehearing of Order No. 636-C. Appeals of individual pipeline restructuring orders are still pending before the D.C. Circuit.

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

     In October of 1992 Congress passed the Energy Policy of 1992 (Energy Policy
Act). The Energy Policy Act deemed petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the Interstate Commerce Act. The Energy Policy Act also provides that complaints against such rates may only be filed under the following limited circumstances: (i) a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment; or (iii) the rate is unduly discriminatory or preferential. The Energy Policy Act further required FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines, and to streamline procedures in petroleum pipeline proceedings. On October 22, 1993, the FERC responded to the Energy Policy Act directive by issuing Order No. 561, which adopts a new indexing rate methodology for petroleum pipelines. Under the new regulations, which were effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The new indexing methodology can be applied to any existing rate, even if the rate is under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

     In Order No. 561, FERC said that as a general rule pipeliners must utilize the indexing methodology to change their rates. FERC indicated, however, that it was retaining cost-of-service ratemaking, market-based rates, and settlements as alternatives to the indexing approach. A cost-of-service methodology will also continue to be used to determine just and reasonable initial rates for new services. A pipeline can also follow a cost-of-service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market-based rates if it can establish that it lacks market power. Finally, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers.

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

     Under the Outer Continental Shelf Lands Act (OCSLA), the FERC also regulates certain activities on the outer continental shelf (OCS). Under OCSLA, all gathering and transporting of oil and natural gas on the OCS must be performed on an "open and non-discriminatory" basis. Consequently, the Company's gathering and transportation facilities located on the OCS must be made available to third parties. In addition, the MMS imposes regulations relating to development and production of oil and gas properties in federal waters. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions or terminations could materially and adversely affect the Company's financial condition and operations.

     Certain of the Company's businesses are subject to regulation by the Federal Natural Gas Pipeline Safety Act of 1968 and other state and Federal environmental statutes and regulations.

     The Oil Pollution Act (OPA) imposes a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in U.S. waters. A "responsible party" includes the owner or operator of an onshore facility, vessel or pipeline, or the lessee or permittee of an area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in its cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

     The OPA also imposes ongoing requirements on a responsible party, including proof of financial responsibility to cover at least some costs in a potential spill. For tank vessels, including mobile offshore drilling rigs, the OPA imposes on owners, operators and charterers of the vessels, an obligation to maintain evidence of financial responsibility of up to $10 million depending on gross tonnage. With respect to offshore facilities, proof of greater levels of financial responsibility may be applicable. For offshore facilities that have a worst case oil spill potential of more than 1,000 barrels (which includes many of the Company's offshore producing facilities), certain amendments to the OPA that were enacted in 1996 provide that the amount of financial responsibility that must be demonstrated by most facilities range from $10 million in specified state waters to $35 million in federal OCS waters, with higher amounts, up to $150 million in certain limited circumstances where the MMS believes such a level is justified by the risks posed by the quantity or quality of oil that is handled by the facility. On March 25, 1997, the MMS promulgated a proposed rule implementing these OPA financial responsibility requirements. Under the proposed rule, the amount of financial responsibility required for a facility would depend on the "worst case" oil spill discharge volume calculated for the facility. For oil and gas producers such as the Company operating offshore facilities in OCS waters, worst case discharge volumes of up to 35,000 barrels will require a financial responsibility demonstration of $35.0 million, while worst case discharge volumes in excess of 35,000 barrels will require demonstrations ranging from $70.0 million to $150.0 million.

     The Company believes that it currently has established adequate proof of financial responsibility for its offshore facilities at no significant increase in expense over recent prior years. However, the Company cannot predict whether these financial responsibility requirements under the OPA amendments or proposed rule will result in the imposition of substantial additional annual costs to the Company in the future or otherwise materially adversely effect the Company. The impact, however, should not be any more adverse to the Company than it will be to other similarly situated or less capitalized owners or operators in the Gulf of Mexico Region. OPA also imposes other requirements on facility operators, such as the preparation of an oil spill contingency plan. The Company has such plans in place. The failure to comply with ongoing requirements or inadequate cooperation in a spill event may subject a responsible party to civil or even criminal liability.

U.S. ENVIRONMENTAL MATTERS

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

The following are examples of environmental, safety and health laws that relate to the Company's operations:

    Solid Waste. The Company's operations may generate and result in the transportation, treatment, and disposal of both hazardous and nonhazardous solid wastes that are subject to the requirements of the federal Resource Conservation and Recovery Act (RCRA) and comparable state and local requirements. The Environmental Protection

Agency (EPA) is currently considering the adoption of stricter disposal standards for nonhazardous waste. Further, it is possible that some wastes that are currently classified as nonhazardous, perhaps including wastes generated during pipeline, drilling and production operations, may in the future be designated as "hazardous wastes," which are subject to more rigorous and costly treatment, storage, transportation and disposal requirements. Such changes in the regulations may result in additional expenditures or operating expenses by the Company. On August 8, 1998, the EPA added four petroleum refining wastes to the list of RCRA hazardous wastes. While the full impact of the rule has yet to be determined, the rule may, as of February 1999, impose increased expenditures and operating expenses on the Company, which may take on increased obligations relating to the treatment, storage, transportation and disposal of certain petroleum refining wastes that previously were not regulated as hazardous wastes.

    Hazardous Substances. The Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) and comparable state statutes, also known as "Superfund" laws, impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons for the release or threatened release of a "hazardous substance" into the environment. These persons include the current and past owner or operator of a site, and companies that transport, dispose of or arrange for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA or state agency, and in some cases, third parties to take actions in response to releases or threats of releases of hazardous substances and to seek to recover from the classes of responsible persons the costs they incur. Although "petroleum" is excluded from CERCLA's definition of a "hazardous substance," in the course of its ordinary operations the Company may generate other materials which may fall within the definition of a "hazardous substance", and certain petroleum refining wastes that previously were not regulated as hazardous waste may now fall within the definition of CERCLA hazardous substance. The Company may be responsible under CERCLA for all or part of the costs required to clean up sites at which such wastes have been disposed and for natural resource damages. The Company has not received any notification that it may be potentially responsible for cleanup costs under CERCLA or any comparable state law.

     Air. The Company's operations are subject to the Clean Air Act (CAA) and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that may result in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company, particularly where a company constructs a new facility or modifies an existing facility. The EPA has been developing regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

     Water. The Federal Water Pollution Control Act (FWPCA) or Clean Water Act
(CWA) imposes restrictions and strict controls regarding the discharge of produced waters and other oil and gas wastes into navigable waters. Such discharges are typically authorized by National Pollutant Discharge Elimination System (NPDES) permits. The FWPCA provides for civil, criminal and administrative penalties for any unauthorized discharges and along with the Oil Pollution Act of 1990, imposes substantial potential liability for the costs of removal, remediation and damages. State laws for the control of water pollution also provide varying civil, criminal and administrative penalties and liabilities in the case of a discharge of petroleum, its derivatives or hazardous substances into state waters. In addition, the Coastal Zone Management Act authorizes state implementation and development of programs of management measures for non-point source pollution to restore and protect coastal waters. As of January 1, 1997, the Company's federal NPDES permits prohibit the discharge of produced water, and other substances generated by the oil and gas industry, from wells located in the coastal waters of Louisiana. The Louisiana Department of Environmental Quality (LDEQ), as administrator of the NPDES permits in Louisiana, issued on December 30, 1996, and reissued on February 28, 1997, an emergency rule to allow continued discharge of produced waters in the coastal area, subject to a zero discharge requirement by no later than December 31, 1999 for produced water being currently discharged into major deltaic passes of the Mississippi River. On February 24, 1997, LDEQ issued to the Company a compliance order allowing it to temporarily discharge produced water into Southwest Pass, a major deltaic pass of the Mississippi River. The Company has submitted to LDEQ a compliance plan for achievement of zero discharge of produced water at its East Bay Central Facilities by no later than July 1, 1999, and has commenced operations to drill injection wells and install miscellaneous equipment. The Company is also in the process of reformatting a portion of its East Bay facilities to allow for discharge of produced water in the offshore areas, to the extent allowed by its NPDES permits. Although the costs to reformat Company operations to comply with these zero discharge mandates under federal or state law may be significant, the Company believes that these costs will not have a material adverse impact on the Company's financial conditions and operations.

     Protected Species. The Endangered Species Act (ESA) seeks to ensure that activities do not jeopardize endangered or threatened animal, fish and plant species, nor destroy or modify the critical habitat of such species. Under the ESA, exploration and production operations, as well as actions by federal agencies, may not significantly impair or jeopardize the species or its habitat. The ESA provides for criminal penalties for willful violations of the ESA. Other statutes which provide protection to animal and plant species and which may apply to the Company's operations include, but are not necessarily limited to, the Marine Mammal Protection Act, the Marine Protection, Research and Sanctuaries Act, the Fish and Wildlife Coordination Act, the Fishery Conservation and Management Act, the Migratory Bird Treaty Act and the National Historic Preservation Act.

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

     Wildlife Refuges/Bird Sanctuaries. Portions of the Company's properties are located in or adjacent to federal and state wildlife refuges and bird sanctuaries. The Company's operations in such areas must comply with regulations governing air and water discharge which are more stringent than in its other areas of operations. The Company has not been, and does not anticipate that it will be, materially affected by any such requirements.

     Safety and Health. The Company's operations are subject to the requirements of the federal Occupational Safety and Health Act (OSHA) and comparable state statutes. The OSHA hazard communication standard, the EPA community-right-to-know regulations under Title III of the Federal Superfund Amendment and Reauthorization Act, and similar state statutes require that certain information be organized and maintained about hazardous materials used or produced in operations. Certain of this information must be provided to employees, state and local government authorities and citizens.

CANADIAN ENVIRONMENTAL MATTERS

     The oil and natural gas industry is subject to environmental regulation pursuant to local, provincial and federal legislation in Canada. Environmental legislation provides for restrictions and prohibitions on releases or emissions of various substances produced in association with certain oil and gas industry operations. In addition, legislation requires that well and facility sites be abandoned and reclaimed to the satisfaction of provincial authorities. A breach of such legislation may result in the imposition of fines and penalties. Environmental legislation in Alberta was substantially revised in 1993 to update and consolidate the various acts applicable to environmental protection. The various acts were consolidated into the Environmental Protection and Enhancement Act, proclaimed April 22, 1993 and became effective September 1, 1993. Under the new Act, environmental standards and compliance for releases, clean-up and reporting are stricter. Also, the range of enforcement actions available and severity of penalties are significantly increased. The changes had an incremental but not material effect on the cost of conducting operations in Alberta. The full extent of the impact will not be known until the Government of Alberta releases its enforcement policy. Federal environmental regulations are generally restricted to the use and transport of certain restricted and prohibited substances and the environmental assessment of projects which require an approval from a federal authority. The Company anticipates making necessary expenditures of both a capital and expense nature as a result of the increasingly stringent laws relating to the protection of the environment. The Company believes that it is in material compliance with applicable environmental laws and regulations in Canada.

ABANDONMENT COSTS

     The Company is typically responsible for payment of abandonment costs on the oil and gas properties it operates. As of December 31, 1998, total future abandonment costs on the Company's oil and gas properties estimated to be incurred were approximately $156.5 million. Estimates of abandonment costs and their timing may change due to many factors including actual production results, inflation rates, and changes in environmental laws and regulations.

     In connection with its acquisition of certain properties in the Mississippi River Delta, the Company entered into two escrow agreements to provide for the future plugging and abandonment costs of these properties. One agreement requires the Company to make monthly deposits until the escrow account equals $40.0 million. The other agreement requires monthly deposits until the escrow account equals $7.5 million. Such funds are restricted as to withdrawal by the agreement. With respect to any specifically planned plugging and abandonment operation, funds are partially released to the Company when it presents to the escrow agent the planned plugging and abandonment operations approved by the applicable governmental agency, with the balance to be released upon the presentation by the Company to the trustee of evidence from the governmental agency that the operation was conducted in compliance with applicable laws and regulations. As of December 31, 1998, the escrow balances totaled $10.8 million. The Company is currently in negotiations to release these escrow balances.

     In addition, the MMS requires lessees of OCS properties to post bonds to cover the costs of the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are currently required to post area wide bonds of $3.0 million or $500,000 per producing lease and supplemental bonds at the discretion of the MMS. The Company has posted with the MMS an area wide bond of $3.0 million and during 1998 became exempt from any requirement to post supplemental bonds. The Company does not anticipate that the cost of any such bonding requirements will materially affect the Company's financial position. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions or terminations could have a material adverse effect on the Company's financial condition and operations.

ITEM 3.  LEGAL PROCEEDINGS

     The two lawsuits brought on behalf of stockholders of UMC, Newman v. Carson, et al. (Civil Action No. 16109-NC) in the Court of Chancery of the State of Delaware and Ross v. Brock, et al. (Cause No. 98-00845) in the 164th Judicial District Court of Harris County, Texas were settled and dismissed during the fourth quarter 1998. As part of the settlements, the Company made additional disclosures concerning the merger with UMC and paid certain legal fees. The effects of the settlements are not considered material to the Company.

     The EPA has indicated that the Company may be potentially responsible for costs and liabilities associated with alleged releases of hazardous substances at two sites in Louisiana under CERCLA. Given the extremely large number of companies that have been identified as potentially responsible for releases of hazardous substances at the sites and the small volume of hazardous substances allegedly disposed of by the companies whose properties the Company acquired, management believes that the Company's potential liability arising from these sites, if any, will not have a material adverse impact on the Company.

     In February 1998, the Tulane Environmental Law Clinic (Clinic), claiming to represent several southeastern Louisiana environmental groups, gave notice that it intended to file a CWA citizens' suit against the Company after a sixty-day waiting period expired in connection with the discharge of produced water in East Bay. As of June 1, 1998, this sixty-day waiting period has expired and no such suit has been filed by the Clinic. The Clinic claimed that the Company was violating the CWA by discharging produced water from its East Bay Central Facilities into Southwest Pass, and stated that it would seek an injunction to require the Company to cease its discharge of produced water, and would seek civil penalties and attorney's fees. If the Clinic were to successfully obtain an injunction, certain production operations at the Company's East Bay Facilities could be interrupted until favorable resolution of the issue in court or accelerated completion of the Company's plan to reformat operations to provide for alternative produced water disposal. The Company believes that its zero discharge compliance plan, which permits the temporary continued discharge of produced water into Southwest Pass through July 1, 1999, is completely lawful as authorized by a Compliance Order issued by the LDEQ, and intends to vigorously defend any such citizens' suit, if filed The Clinic has delivered similar notices to other Louisiana coastal producers.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None during the fourth quarter of 1998.

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     The Company's Common Stock trades on the New York Stock Exchange under the symbol "OEI." The following table represents the quarterly high and low sales prices for the Common Stock for the last two years, after giving effect to the 2.34-for-one stock split of OEI Common Stock which occurred in connection with the Merger on March 27, 1998.

                                                                       HIGH           LOW
                                                                       ----           ---
QUARTER ENDED, 1997
   March 31.................................................           $23.93       $16.24
   June 30..................................................           $22.70       $16.61
   September 30.............................................           $29.97       $17.63
   December 31..............................................           $30.16       $19.77
QUARTER ENDED, 1998
   March 31.................................................           $24.57       $16.24
   June 30..................................................           $25.88       $15.94
   September 30.............................................           $20.44        $7.88
   December 31..............................................           $14.06        $5.06

     As of February 4, 1999 there were approximately 336 holders of record of the Common Stock.

     The Company has never paid and does not anticipate paying cash dividends on its Common Stock in the foreseeable future. The Company expects that it will retain all available earnings generated by the Company's operations for the development and growth of its business. Any future determination as to the payment of dividends will be made at the discretion of the Board of Directors of the Company and will depend upon the Company's operating results, financial condition, capital requirements, general business conditions and such other factors as the Board of Directors deems relevant. The Company's Series A Convertible Preferred Stock and debt instruments include certain restrictions on the payment of cash dividends on the Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 6: SELECTED FINANCIAL DATA

     The selected historical financial data set forth below as of and for the years ended December 31, 1998, 1997, 1996, 1995 and 1994 are derived from the Company's audited consolidated financial statements and notes thereto giving effect to the Merger under the pooling of interests method of accounting. The selected historical financial data are qualified in their entirety by, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements and the notes thereto included elsewhere in this Form 10-K. For additional information relating to the Company's operations, see "Business" and "Properties."

                                                                                            DECEMBER 31,
                                                               ---------------------------------------------------------------------
                                                                   1998          1997          1996           1995          1994
          STATEMENT OF OPERATIONS AND                          ---------------------------------------------------------------------
       OTHER FINANCIAL AND OPERATING DATA:                       (DOLLARS IN THOUSANDS, EXCEPT PER UNIT AMOUNTS AND OPERATING DATA)
REVENUE & EXPENSE DATA:
   Operating revenues .......................................  $   523,259   $   552,194   $   395,834   $   243,827    $   172,536
   Production costs .........................................      162,874       124,394        98,396        82,937         67,262
   General & administrative expenses ........................       41,411        30,218        27,366        21,070         22,469
   Depreciation, depletion & amortization ...................      293,905       248,423       147,643       101,116         91,603
   Write-down of oil and gas properties .....................      539,915          --            --            --          150,834
   Interest expense .........................................       62,852        49,134        40,765        35,565         13,547
   Merger costs (1) .........................................       39,000          --            --            --             --
   Loss on production payment repurchase and refinancing ....         --            --            --            --           16,681
   Income (loss) before taxes and extraordinary item ........     (616,578)      103,212        81,215         3,816       (189,253)
   Income tax  provision (benefit) ..........................     (209,699)       40,992        26,215        (1,736)       (67,076)
   Net income (loss) before extraordinary item ..............     (406,879)       62,220        55,000         5,552       (122,177)
   Extraordinary loss on early extinguishment of
     debt, net of taxes .....................................         --         (19,301)         --            --             --
   Net income (loss) ........................................     (406,879)       42,919        55,000         5,552       (122,177)
   Earnings (loss) per common share before extraordinary item
     Basic ..................................................  $     (4.04)  $      0.67   $      0.65   $      0.06    $     (2.20)
     Diluted ................................................  $     (4.04)  $      0.64   $      0.62   $      0.06    $     (2.20)
   Earnings (loss) per common share after extraordinary item
     Basic ..................................................  $     (4.04)  $      0.46   $      0.65   $      0.06    $     (2.20)
     Diluted ................................................  $     (4.04)  $      0.44   $      0.62   $      0.06    $     (2.20)
OTHER FINANCIAL DATA:
   EBITDA (2) ...............................................  $   319,094   $   400,769   $   269,623   $   140,497    $    66,731
   Net cash provided by (used in) operating activities ......      232,200       339,675       209,313       105,313        (71,918)
   Net cash used in investing activities ....................     (970,665)     (803,679)     (428,007)     (160,224)      (226,723)
   Net cash provided by financing activities ................      737,482       414,992       265,597        56,316        310,340
   Capital expenditures .....................................      948,125       834,358       441,709       236,679        385,740
OPERATING DATA:
SALES VOLUMES:
   Oil (MBbls) ..............................................       22,728        18,078        11,543         8,817          6,064
   Gas (MMcf) ...............................................      117,305        93,723        74,165        56,846         46,903
   MBOE .....................................................       42,279        33,699        23,904        18,291         13,881
AVERAGE PRICES (3):
   Oil (per Bbl) ............................................  $     12.13   $     18.54   $     21.42   $     17.06    $     14.44
   Gas (per MCF) ............................................         1.89          2.30          2.30          1.54           1.72
   Production & Operating Costs (per BOE) (4) ...............         3.35          3.02          3.26          3.55           3.85
BALANCE SHEET DATA (AT END OF PERIOD):
   Oil and gas assets, net ..................................  $ 1,581,639   $ 1,423,837   $   831,225   $   574,076    $   509,774
   Total assets .............................................    2,006,960     1,642,995     1,121,241       724,460        627,692
   Long - term debt .........................................    1,371,890       672,298       440,974       416,491        393,673
   Stockholders' equity .....................................      376,943       725,337       493,072       171,326        126,628
------------------------------------------------------------------------------------------------------------------------------------

(1) Nonrecurring merger costs of $39.0 million have been recorded in the first quarter of 1998. These costs consist primarily of investment banking and other transaction fees, employee severances and relocation costs as well as the write-off of deferred financing costs related to the former credit facilities replaced by the Existing Credit Facility in March 1998. Before consideration of the $39.0 million of nonrecurring merger costs and the $539.9 million write-down of oil and gas properties, net income (loss) would have been $(39.2) million for the year ended December 31, 1998.

(2) Earnings before interest, taxes, depreciation, depletion and amortization. EBITDA has not been reduced for the nonrecurring merger costs incurred in the quarter ended March 31, 1998, the write-downs of oil and gas properties in 1998 or the extraordinary loss for the year ended December 31, 1997. EBITDA is not intended to represent cash flow in accordance with generally accepted accounting principles and does not represent the measure of cash available for distribution. EBITDA is not a generally accepted accounting principle measure, but provides additional information for evaluating the Company's ability to make payments in respect of the Notes. EBITDA is not intended as an alternative to earnings from continuing operations or net income.

(3) Excludes results of hedging activities which increased (decreased) revenue recognized in the year ended December 31, 1998, 1997, 1996, 1995 and 1994 by $24.5 million, $(1.3) million, $(22.6) million, $3.6 million and $1.4 million, respectively. Including the effect of hedging activities, the Company's average oil price per Bbl received was $13.21, $18.54, $20.24, $17.05 and $14.67 in the years ended December 31, 1998, 1997, 1996, 1995 and
    1994, respectively, and the average gas price per Mcf received was $1.89, $2.28, $2.18, $1.60 and $1.72 in the years ended December 1998, 1997, 1996,
    1995 and 1994, respectively.

 (4) Excludes production and ad valorem taxes.

     The following is a condensed summary of the results of operations for the quarters of 1998 and 1997 (amounts in thousands, except per share amounts):

                                                                Quarters Ended (Unaudited)
                                                     --------------------------------------------------
                                                      March 31     June 30    September 30  December 31
                                                     ---------    ---------   ------------  -----------
1998
----
Revenues .........................................   $ 141,883    $ 133,207    $ 123,989    $ 124,180
Income (loss) from operations ....................      22,164     (207,394)        (908)    (328,708)
Net loss .........................................     (28,133)    (134,846)     (14,417)    (229,483)
Loss per common share, basic (1) .................       (0.28)       (1.34)       (0.14)       (2.27)
Loss per common share, diluted (1) ...............       (0.28)       (1.34)       (0.14)       (2.27)

1997
----
Revenues .........................................   $ 128,655    $ 119,716    $ 136,048    $ 167,775
Income from operations ...........................      45,689       25,022       31,574       46,874
Net income (loss) ................................      21,385        9,599       (9,775)      21,710
Earnings (loss) per common share, basic (1).......        0.23         0.10        (0.11)        0.22
Earnings (loss) per common share, diluted (1).....        0.22         0.10        (0.11)        0.22
-------------------------------------------------------------------------------------------------------

(1) The sum of the quarterly reported amounts for earnings per share do not equal full year amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Effective March 27, 1998, pursuant to that certain Agreement and Plan of Merger dated December 22, 1997 (as amended, the "UMC Merger Agreement"), UMC was merged with and into the Company. As a result of the Merger, the separate existence of UMC ceased and the Company succeeded to all of the rights and obligations of UMC. Pursuant to the UMC Merger Agreement, at the effective time of the Merger, the Company's stockholders received 2.34 shares of the combined Company's common stock for each share of the Company's common stock then owned, and UMC stockholders received 1.30 shares of the combined Company's common stock for each share of UMC stock then owned. The Merger, completed on March 27, 1998, was treated as a pooling of interests for accounting purposes.

     This financial review summarizes the combined financial condition and results of operations giving retroactive effect to the Merger and should be read in conjunction with the Company's consolidated financial statements and the notes thereto included elsewhere in this Form 10-K.

GENERAL

     The Company's operating activities are organized into three primary operating units: (i) the continental shelf and deepwater areas of the Gulf of Mexico, (ii) the West African countries of Cote d'Ivoire, Equatorial Guinea and Angola, the Asian Basin countries of Pakistan and Bangladesh, and the Middle East country of the Republic of Yemen and (iii) certain onshore areas of North America, including Western Canada and the Midcontinent and Rocky Mountain regions of the U.S. As of December 31, 1998, the Company had estimated proved reserves of approximately 134.3 MMBbls of oil and 945.8 Bcf of natural gas, or an aggregate of approximately 291.9 MMBOE, with a Present Value of Future Net Revenues before income taxes of approximately $916.7 million and a Standardized Measure of Discounted Future Net Cash Flows of approximately $903.8 million. On a BOE basis, approximately 46% of the Company's proved reserves at December 31, 1998 were oil.

     The following table sets forth information with respect to the Company's production and average unit prices and costs for the periods indicated:

                                                      YEARS ENDED DECEMBER 31,
                                              ---------------------------------------
                                                  1998          1997          1996
                                              -----------   -----------   -----------
Production:
  Oil (MBbls)
     United States ........................        14,660        12,159         9,171
     Canada ...............................           450           439           511
     Cote d'Ivoire ........................         1,081         1,027           894
     Equatorial Guinea ....................         6,537         4,453           967
                                                  -------        ------        ------
          Total ...........................        22,728        18,078        11,543
                                                  =======        ======        ======
  Natural gas (MMcf)
     United States ........................        99,346        81,154        66,439
     Canada ...............................        10,135         7,630         5,339
     Cote d'Ivoire ........................         7,824         4,939         2,387
                                                  -------        ------        ------
          Total ...........................       117,305        93,723        74,165
                                                  =======        ======        ======
Average net sales price, including hedging:
  Oil ($ per Bbl)
     United States ........................   $     14.13   $     18.87   $     20.05
     Canada ...............................   $     11.78   $     17.97   $     19.43
     Cote d'Ivoire ........................   $     12.56   $     18.35   $     20.56
     Equatorial Guinea ....................   $     11.57   $     17.71   $     22.17
          Average .........................   $     13.21   $     18.54   $     20.24
  Natural gas ($ per Mcf)
     United States ........................   $      1.97   $      2.40   $      2.25
     Canada ...............................   $      1.37   $      1.40   $      1.44
     Cote d'Ivoire ........................   $      1.64   $      1.81   $      1.80
          Average .........................   $      1.89   $      2.28   $      2.18
Other data ($ per BOE):
  Production and operating costs(1) .......   $      3.35   $      3.02   $      3.26
  Ad valorem and production taxes .........   $      0.50   $      0.67   $      0.86
  Oil and natural gas DD&A(2) .............   $      6.80   $      7.23   $      6.06

-------------------------------------------------------------------------------------

(1) Costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes.

(2)  Does not include depreciation and amortization of corporate assets.

ANTICIPATED EFFECT OF SEAGULL MERGER

     New Ocean intends to account for the Seagull Merger as a purchase under generally accepted accounting principles. Because OEI stockholders will own a majority of the New Ocean common stock, the accounting treatment of the Seagull Merger will reflect OEI acquiring Seagull in a "reverse purchase". Under this method of accounting, New Ocean's historical results for periods prior to the Seagull Merger will be the same as OEI's historical results. On the date of the Seagull Merger, New Ocean will record the assets acquired and liabilities assumed from OEI based upon their historical costs and the assets and liabilities of Seagull will be recorded at their estimated fair market values.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997

     Operating revenues. The Company's total operating revenues decreased $28.9 million, or 5%, to $523.3 million for the year ended December 31, 1998, from $552.2 million for 1997. Production levels for 1998 increased 25% to 42,279 MBOE from 33,699 for 1997 in spite of significant storm-related shut-ins of production in the Gulf of Mexico during the third quarter of 1998. The decrease in oil and gas revenues is due to the precipitous decline in world crude oil and natural gas prices experienced in 1998 offset by increased oil volumes in the Gulf of Mexico and Equatorial Guinea and overall higher gas volumes.

     Oil revenues decreased $34.9 million, or 10%, to $300.2 million for 1998 from $335.1 million for 1997, the result of increased worldwide production volumes more than offset by a decline in the average realized price received. Oil production increased 26% to 22,728 MBbls for 1998 as compared to 1997 due primarily to increased oil production in the Gulf of Mexico and Equatorial Guinea. The average sales price before hedging for oil decreased 35% to $12.13 for 1998 compared to $18.54 for 1997.

     Natural gas revenues increased $7.9 million, or 4%, to $222.0 million for 1998 from $214.1 million for 1997, the result of increased worldwide production which more than offset the decline in prices received for gas. Natural gas production for 1998 was 117,305 MMcf, an increase of 25% over 1997 volumes due primarily to increased production in the Gulf of Mexico, Cote d'Ivoire and Canada and the impact of acquisitions, offset by property sales, storm-related shut-ins in the Gulf of Mexico and natural production declines in North America. The average sales price before hedging for natural gas decreased 18% to $1.89 per Mcf for 1998 as compared to $2.30 for 1997.

     For the year ended December 31, 1998, the Company's total revenues were further affected by a $25.8 million increase in hedging revenues. In order to manage its exposure to price risks in the sale of its crude oil and natural gas, the Company from time to time enters into price hedging arrangements. The Company's average sales prices including hedging for oil and natural gas for 1998 were $13.21 per Bbl and $1.89 per Mcf compared to $18.54 per Bbl and $2.28 per Mcf for 1997.

     Production costs. Total production costs increased $38.5 million, or 31%, to $162.9 million for 1998 from $124.4 million for 1997. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities, timing of workover and maintenance activities, and the impact of property acquisitions. Production and operating costs (costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes) increased $0.33 per BOE, or 11%, to $3.35 per BOE for 1998, from $3.02 per BOE for 1997. This unit increase is primarily the result of the timing of certain workover and maintenance activities.

     General and administrative expenses. General and administrative expenses increased $11.2 million, or 37%, to $41.4 million for 1998 from $30.2 million for 1997. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's property acquisitions in 1997. In addition, costs related to a new systems implementation, partially offset by an increase in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties in accordance with the full cost method of accounting, contributed to the increase. As a result of these factors, general and administrative expenses per BOE increased by $0.08 per BOE, or 9%, to $0.98 per BOE for 1998, from $0.90 per BOE for 1997.

     Depreciation, depletion and amortization expense. Depreciation, depletion and amortization (DD&A) expense increased $45.5 million, or 18%, to $293.9 million for 1998, from $248.4 million for 1997. This variance is primarily attributable to the Company's increased production and related current and future capital costs from the 1997 and 1998 Gulf of Mexico and international drilling programs and acquisitions, partially offset by the effect of an increase in proved reserves resulting from such programs and acquisitions. Oil and gas DD&A decreased $.43 per BOE, or 6%, to $6.80 per BOE for 1998, from $7.23 per BOE for 1997. The non-cash write-downs of oil and gas properties recognized in 1998 contributed to the decrease.

     Write-down of oil and gas properties. As required under the full cost method of accounting, capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10% related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects. At June 30, 1998, the Company recognized a non-cash impairment of oil and gas properties in the amount of $218.4 million pre-tax ($135.4 million after-tax) pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties, using certain improvements in pricing experienced after period end. The Company recognized an additional write-down at December 31, 1998 in the amount of $321.5 million pre-tax ($199.3 million after tax). The write-downs are primarily the result of the precipitous decline in world crude oil and natural gas prices experienced during 1998.

     Interest and debt expense. Reported interest and debt expense increased $13.7 million, or 28%, to $62.8 million for 1998, from $49.1 million for 1997. This increase is primarily the result of an increase in debt levels during 1998 resulting from the capital spending program for 1998 and lower than expected cash flows due to the deterioration in product prices, offset by an increase in capitalized interest on significant projects in process. Average total debt outstanding for 1998 was $1,022.1 million as compared to $556.6 million for 1997.

     Merger Costs. Merger costs of $39.0 million relating to the Company's merger with UMC were recorded in the first quarter of 1998. These costs consist primarily of investment banking and other transaction fees, employee severance and relocation costs as well as the write-off of deferred financing costs related to the former credit facilities replaced by the OEI Credit Facility in March 1998. All such costs were paid in 1998. See "-- Liquidity and Capital Resources."

     Income tax provision (benefit). An income tax benefit of $209.7 million (of which $3.8 million is a current provision and $213.5 million is a deferred benefit) was recognized for 1998, compared to a provision of $41.0 million (of which $6.2 million was a current provision and $34.8 million was a deferred provision) for 1997. Current taxes include a $3.6 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. During the fourth quarter, the Company determined that a valuation allowance would be required relating to the probability that certain NOLs would expire in 1999 unutilized. As such, a valuation allowance of $4.5 million was recorded as of December 31, 1998. The deferred tax benefit for 1998 is further impacted by the non-cash write-down of oil and gas properties and the tax treatment of certain merger costs, a portion of which is not deductible for tax purposes. Consistent with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, the deferred income tax provision or benefit was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet.

     Net income (loss). Due to the factors described above, the net loss for 1998 was $406.9 million, a decrease of $449.8 million from net income of $42.9 million for 1997.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

     Operating revenues. The Company's total operating revenues increased approximately $156.4 million, or 40%, to $552.2 million for the year ended December 31, 1997, from $395.8 million for the comparable period in 1996. Production levels for the year ended December 31, 1997, increased 41% to 33,699 MBOE from 23,904 MBOE for the comparable period in 1996. The increase in oil and gas revenues is due to increased oil volumes in the Gulf of Mexico Region and Equatorial Guinea, resulting from a full year's production from the Central Gulf Properties and Block B in Equatorial Guinea ("Block B") and higher U.S. gas volumes.

     Oil revenues increased 43% to $335.1 million, the result of significantly increased worldwide production volumes offset by a drop in the average realized price received. Oil production increased 57% to 18,078 MBbls in 1997 due primarily to increased oil production in the Gulf of Mexico Region and Equatorial Guinea. The average sales price before hedging for oil decreased 13% to $18.54 in 1997 compared to 1996.

     Natural gas revenues increased 33% to $214.1 million, the result of slight increases in natural gas prices and the impact of certain hedging activities, offset by certain property sales. The average sales price before hedging for natural gas remained constant at $2.30 per Mcf in 1997 and 1996. Natural gas production for 1997 was 93,723 MMcf, an increase of 26% over 1996 volumes due primarily to acquisitions and increased production in the Gulf of Mexico Region, Cote d'Ivoire and Canada, offset by property sales and natural production declines in North America.

     For the year ended December 31, 1997, the Company's total revenues were further affected by a $1.3 million decrease in hedging revenues. In order to manage its exposure to price risks in the sale of its oil and natural gas, the Company from time to time enters into price hedging arrangements. The Company's average sales prices including hedging for oil and natural gas for the year ended December 31, 1997 were $18.54 per Bbl and $2.28 per Mcf compared with $20.24 per Bbl and $2.18 per Mcf in the prior period.

     Production costs. For the year ended December 31, 1997, total production costs were $124.4 million, as compared to $98.4 million in the 1996 period, an increase of 26%. This increase primarily results from fluctuations in normal operating expenses, including operating expenses associated with increased production from new facilities and an increase of approximately $11.8 million relating to production costs of the Central Gulf Properties acquired in 1996. Production and operating costs (costs incurred to operate and maintain wells and related equipment, excluding ad valorem and production taxes) decreased to $3.02 per BOE for the year ended December 31, 1997, from $3.26 per BOE in the comparable 1996 period. This decrease is primarily the result of increased production in the Company's offshore Gulf of Mexico Region and Equatorial Guinea fields, which have substantial fixed operating costs due to the capital intensive nature of the facilities, further impacted by the under-utilization of capacity in the Gulf of Mexico Region fields.

     General and administrative expenses. For the year ended December 31, 1997, general and administrative expenses were $30.2 million as compared to $27.4 million in the comparable 1996 period, an increase of 10%. This increase is primarily due to costs of increased corporate staffing associated with both an increase in drilling activities and the Company's acquisitions in 1996 and 1997. In addition, a new systems implementation partially offset by an increase in 1997 in the capitalization of a portion of the salaries paid to employees directly engaged in the acquisition, exploration and development of oil and gas properties in accordance with the full cost method of accounting contributed to the increase. General and administrative expenses per BOE decreased to $0.90 per BOE for the year ended December 31, 1997, from $1.14 per BOE for the comparable 1996 period. This unit decrease is primarily the result of increased production in the Gulf of Mexico Region and Equatorial Guinea fields.

     Depreciation, depletion and amortization expense. For the year ended December 31, 1997, DD&A expense was $248.4 million as compared to $147.6 million in the comparable 1996 period, an increase of 68%. This variance can primarily be attributed to the Company's increased production and related current and future capital costs from the 1996 and 1997 Gulf of Mexico Region and international drilling programs and acquisitions, partially offset by the increase in proved reserves resulting from such programs and acquisitions. On a BOE basis, oil and gas DD&A for the year ended December 31, 1997, was $7.23 per BOE as compared to $6.06 per BOE for the year ended December 31, 1996. This unit increase is primarily the result of increased production in the Gulf of Mexico Region and Equatorial Guinea fields.

     Interest and debt expense. For the year ended December 31, 1997, interest and debt expense increased 20% to $49.1 million, from $40.8 million in the comparable 1996 period. This increase is primarily the result of an increase of approximately $11.5 million from the comparable 1996 period relating to the 9 3/4% Notes issued in September 1996 and interest and debt expense of approximately $8.9 million related to the issuance of $200 million of the 8 7/8% Notes in July 1997. In addition, interest and debt expense increased in both periods due to a higher average balance on the Company's bank credit facilities. The increase was partially offset by a decrease in interest expense of approximately $7.0 million as a result of the Company's purchase of $124.8 million of the $125.0 million in original principal amount of the Company's
13 1/2% Senior Notes due 2004 (the "Existing Senior Notes") on July 22, 1997, and by an increase in the amount of interest capitalized in the 1997 period resulting from an increase in the Company's unevaluated assets, including additional acreage and seismic data.

     Income tax expense (benefit). An income tax provision of $41.0 million (of which $6.2 million is a current provision and $34.8 million is a deferred provision) was recognized for 1997, compared to a provision of $26.2 million (of which $0.8 million was a current provision and $25.4 million was a deferred provision) for 1996. A significant portion of current taxes in 1997 is a $4.6 million non-cash provision representing current taxes incurred in Cote d'Ivoire which, under the terms of the production sharing contract, will be paid by the Ivorian government from their production proceeds. Consistent with SFAS No. 109, Accounting for Income Taxes, the deferred income tax provision was derived primarily from changes in deferred income tax assets and liabilities recorded on the balance sheet. The 1996 deferred tax provision was affected by the use of $13.0 million of net operating loss ("NOL") carryforwards to essentially eliminate 1996 taxable income and the deferred tax effect of exercised stock options. At December 31, 1997, the Company had $122.7 million of U.S. NOL carryforwards, $67.0 million of Equatorial Guinea NOL carryforwards and $32.2 million of Canadian federal tax pools. The Company paid cash income taxes in 1997 and 1996 of $1.8 million and $0.4 million, respectively, to several states, Canada and the U.S.

     Extraordinary loss on early extinguishment of debt. On July 22, 1997, the Company purchased approximately $124.8 million of the $125.0 million original principal amount of the Existing Senior Notes for approximately $151.5 million. This repurchase resulted in an after-tax extraordinary charge of $19.3 million, representing the difference between the purchase price and the net carrying value of the Existing Senior Notes.

     Net income. Due to the factors described above, net income before an extraordinary charge for the year ended December 31, 1997, increased to $62.2 million, an increase of $7.2 million or 13% from net income of $55.0 million for the comparable 1996 period. Including the effect of the extraordinary charge, the Company recorded net income of $42.9 million for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     The following summary table reflects comparative cash flows for the Company for the years ended December 31, 1998, 1997 and 1996:

                                                                         Year Ended December 31,
                                                                 ---------------------------------------
                                                                     1998         1997          1996
                                                                 ------------  -----------   -----------
                                                                             (in thousands)
             Net cash provided by operating activities......     $   232,200   $  339,675    $  209,313
             Net cash used in investing activities..........        (970,665)    (803,679)     (428,007)
             Net cash provided by financing activities......         737,482      414,992       265,597

     For the year ended December 31, 1998, net cash provided by operating activities decreased by $107.5 million, or 32% as compared to the year ended December 31, 1997, resulting primarily from the precipitous drop in the price of oil and gas experienced during the year and the $39.0 million in nonrecurring merger costs.

     Cash used in investing activities during the year ended December 31, 1998, increased to $970.7 million, as compared to $803.7 million for 1997. This increase relates primarily to the Company's exploration and development project expenditures.

     Financing activities during the year ended December 31, 1998, generated cash of $737.5 million as compared to $415.0 million in the comparable 1997 period, resulting from increased incurrences of long-term debt, including bank debt and the $500.0 million offering of Senior and Senior Subordinated Notes, and the issuance of the $50.0 million of Series A Preferred Stock.

     Capital requirements. The Company's capital investments to date have focused primarily on exploration, acquisitions and development of proved properties. The Company's expenditures for property acquisition, exploration and development for the years ended December 31, 1998, 1997 and 1996:


                                                                         Year Ended December 31,
                                                                   ----------------------------------
                                                                     1998         1997         1996
                                                                   --------   ----------     --------
                                                                             (in thousands)
           Property acquisition costs:
             Proved.........................................       $ 64,731     $130,074     $ 66,105
             Unproved.......................................         73,667      107,817       75,365
           Properties held for resale.......................             --           --      (37,200)
           Exploration costs................................        362,134      250,698      108,430
           Development costs................................        389,598      317,975      211,068
           Capitalized interest on unevaluated properties...         30,031       12,802        7,408
           Capitalized general and administrative costs.....         27,964       14,992       10,533
                                                                   --------     --------     --------

                   Total costs incurred.....................       $948,125     $834,358     $441,709
                                                                   ========     ========     ========

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

     Due to the current pricing environment, the Company's stand-alone capital expenditure budget for 1999 is expected to decrease to approximately $150.0 million focused on the Company's three operating regions. In addition, the Company will evaluate its level of capital spending throughout the year based upon drilling results, commodity prices, cash flows from operations and property acquisitions. Actual capital spending may vary from the capital expenditure budget.

     Upon the closing of the merger with Seagull, the capital budgets of the Company and Seagull will be modified, and the combined total is expected to be approximately $400.0 to $500.0 million for 1999. In addition, the credit facilities of the Company and Seagull will be combined and initial discussions with certain banks have indicated that the gross available credit will be approximately $800.0 million. See "Business and Properties -- Recent Developments."

     The Company's debt to total capitalization ratio increased to 78.5% at December 31, 1998, from 48.1% at December 31, 1997. The Company's interest coverage ratio (calculated as the ratio of income from operations plus DD&A and impairment of proved oil and gas properties to reported interest expense plus capitalized interest less non-cash amortization of debt issue costs) was 3.8 to 1 for 1998 compared with 6.8 to 1 for 1997. The Company plans to pursue additional property sales in 1999 to pay down amounts outstanding under the Credit Facility as a means of improving this ratio.

     Concurrent with the closing of the Merger on March 27, 1998, the Company entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) which combined and replaced the Company's and UMC's existing credit facilities. The OEI Credit Facility, which is with a group of commercial banks, provides for various borrowing options under either a base rate or Eurodollar margin rates and provided a $600.0 million initial borrowing base. Borrowings against the facility were repaid in July 1998 with the proceeds from a $500.0 million Notes Offering made by the Company pursuant to Rule 144A, which notes were subsequently exchanged for publicly-traded instruments with identical terms. At that time, the credit facility was amended and restated to a $400.0 million, five-year revolving credit facility with an initial borrowing base of $300.0 million. On November 10, 1998, the Company received commitments to increase the borrowing base under the facility to $400.0 million. As of December 31, 1998, total borrowings outstanding against the facility were approximately $357.0 million, leaving approximately $43.0 million of available credit. In February 1999, the Company put in place a $20.0 million facility, primarily to support certain outstanding letters of credit.

     The OEI Credit Facility contains certain financial and ratio covenants. The Company's financial results through December 31, 1998 did not comply with one of these covenant tests. This event of noncompliance, and subsequent application of this covenant, was waived by the lenders until the Company's planned merger with Seagull or the September 30, 1999 reporting date. The Company has planned and potential asset sales and other financing opportunities believed available which could be used to achieve compliance with this covenant. Accordingly, the Company believes it is probable it will comply with this covenant throughout 1999. The amount outstanding under the OEI Credit Facility has been classified as long-term in the accompanying December 31, 1998 balance sheet.

     On November 10, 1998, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock for $38.0 million of oil and gas properties and $12.0 million in cash from one of its institutional investors. The Series A shares have a 6.5% cumulative dividend payable semi-annually beginning April 1, 1999.

     In addition to developing its existing reserves, the Company attempts to increase its reserve base, production and operating cash flow by engaging in strategic acquisitions of oil and gas properties. In order to finance other possible future acquisitions, the Company may seek to obtain additional debt or equity financing. The availability and attractiveness of these sources of financing will depend upon a number of factors, some of which will relate to the financial condition and performance of the Company, and some of which will be beyond the Company's control, such as prevailing interest rates, oil and gas prices and other market conditions. There can be no assurance that the Company will acquire any additional producing properties. In addition, the ability of the Company to incur additional indebtedness and grant security interests with respect thereto will be subject to the terms of the Indentures governing the Company's public debt and the OEI Credit Facility, while the ability of the Company to grant certain liens will be subject to the terms of the Indentures.

     Liquidity. The Company currently expects that its cash flow from operations, proceeds from asset dispositions and availability under the OEI Credit Facility will be adequate to execute its 1999 business plan. However, no assurance can be given that the Company will not experience liquidity problems from time to time in the future or on a long-term basis. There can be no assurance that the Company will be successful in its proposed asset dispositions. If the Company's cash flow from operations, proceeds from asset dispositions and availability under the OEI Credit Facility are not sufficient to satisfy its cash requirements, there can be no assurance that additional debt or equity financing will be available to meet its requirements, especially in light of the Company's existing leverage and the state of the applicable capital markets.

     Effects of Leverage. The Company has outstanding long-term indebtedness of approximately $1,371.9 million as of December 31, 1998. The Company's level of indebtedness has several important effects on its future operations, including (i) a substantial portion of the Company's cash flow from operations must be dedicated to the payment of interest on its indebtedness and will not be available for other purposes, (ii) the covenants contained in the various indentures require the Company to meet certain financial tests, and contain other restrictions which limit the Company's ability to borrow additional funds or to dispose of assets and may affect the Company's flexibility in planning for, and reacting to, changes in its business, including possible acquisition activities and (iii) the Company's ability to obtain additional financing in the future for working capital, expenditures, acquisitions, general corporate purposes or other purposes may be impaired. None of the indentures place significant restrictions on a wholly-owned subsidiary's ability to make distributions to the parent company.

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

     In planning and developing the project, OEI has considered both its information technology ("IT") and its non-IT systems. The term "computer equipment and software" includes systems that are commonly thought of as IT systems, including accounting, data processing, telephone systems, scanning equipment, and other miscellaneous systems. Those items not considered IT technology include alarm systems, metering devices, monitors for field operations, and other miscellaneous systems. Both IT and non-IT systems may contain embedded technology, which complicates OEI's year 2000 identification, assessment, remediation, and testing efforts. Based upon its identification and assessment efforts to date, OEI is in the process, where necessary, of reprogramming or replacing the computer equipment and software it currently uses to become year 2000 compliant. In addition, the Company's primary information systems are in the process of being replaced with fully compliant new systems as part of a regularly scheduled upgrade to meet the Company's growing capacity and performance requirements. The testing of the systems under consideration should be completed by April 1999.

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

     Forward-looking statements. Certain statements in this report, including statements of the Company's and management's expectation, intentions, plans and beliefs, including those contained in or implied by "Business," "Properties" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to Consolidated Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, that are subject to certain events, risk and uncertainties that may be outside the Company's control. These forward-looking statements include statements of management's plans and objectives for the Company's future operations and statements of future economic performance, information regarding the Seagull Merger, information regarding drilling schedules, expected or planned production or transportation capacity, future production levels of international and domestic fields, the Company's capital budget and future capital requirements, the Company's meeting its future capital needs, the Company's realization of its deferred tax assets, the level of future expenditures for environmental costs and the outcome of regulatory and litigation matters, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements, fluctuations in the price of crude oil and natural gas, the success rate of exploration efforts, timeliness of development activities, risk incident to the drilling and completion for oil and gas wells, future production and development costs, the political and economic climate in which the Company conducts operations and the risk factors described from time to time in the Company's other documents and reports filed with the Securities and Exchange Commission.

ITEM 7.a.  QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

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

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange (NYMEX) light sweet oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices (Swaps) that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price, the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, certain counterparties have extended the Company a $5.0 million line of credit for use in conjunction with its hedging activities. As of December 31, 1998, the Company had no outstanding oil or natural gas Swaps and the fair market value of the natural gas Costless Collars was approximately $7.3 million.

     As of December 31, 1998, the Company's open forward position on its outstanding natural gas Costless Collars was as follows:


                  Effective        Contracted     Contracted     Contracted
              -----------------      Volumes        Floor         Ceiling
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

     These Costless Collars were cancelled in January 1999, resulting in net proceeds of $6.9 million.

     The Company currently has no outstanding hedging arrangements and it intends to commit no more than 50% of its production on a BOE basis to such arrangements at any point in time. A portion of the Company's oil and natural gas production will be subject to price fluctuations unless the Company enters into additional hedging transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                 Page
Report of Independent Public Accountants.......................................................................   28

Consolidated Statement of Income, Years Ended December 31, 1998, 1997 and 1996.................................   29

Consolidated Balance Sheet, December 31, 1998 and 1997.........................................................   30

Consolidated Statement of Changes in Stockholders' Equity, Years Ended December 31, 1998, 1997 and 1996........   32

Consolidated Statement of Cash Flows, Years Ended December 31, 1998, 1997 and 1996.............................   33

Notes to Consolidated Financial Statements.....................................................................   34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors of
Ocean Energy, Inc.:

     We have audited the accompanying consolidated balance sheets of Ocean Energy, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of income, cash flows and changes in stockholders' equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocean Energy, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.




                               ARTHUR ANDERSEN LLP

Houston, Texas
February 15, 1999

                               OCEAN ENERGY, INC.

                        CONSOLIDATED STATEMENT OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                         ------------------------------------------------
                                                                             1998              1997              1996
                                                                         ------------      ------------      ------------
Operating revenues:
     Gas sales .....................................................     $    221,973      $    214,100      $    161,369
     Oil sales .....................................................          300,177           335,094           233,611
     Contract settlements and other ................................            1,109             3,000               854
                                                                         ------------      ------------      ------------
                                                                              523,259           552,194           395,834
                                                                         ------------      ------------      ------------

Costs and expenses:
     Production costs ..............................................          162,874           124,394            98,396
     General and administrative ....................................           41,411            30,218            27,366
     Depreciation, depletion and amortization ......................          293,905           248,423           147,643
     Write-down of oil and gas properties ..........................          539,915                --                --
                                                                         ------------      ------------      ------------
                                                                            1,038,105           403,035           273,405
                                                                         ------------      ------------      ------------

Income (loss) from operations ......................................         (514,846)          149,159           122,429
Other income, expenses and deductions:
     Interest and debt expense .....................................           62,852            49,134            40,765
     Merger costs ..................................................           39,000                --                --
     Interest and other expense (income) ...........................             (120)           (3,187)              449
                                                                         ------------      ------------      ------------

Income (loss) before income taxes ..................................         (616,578)          103,212            81,215
Income tax provision (benefit):
     Current .......................................................            3,815             6,220               785
     Deferred ......................................................         (213,514)           34,772            25,430
                                                                         ------------      ------------      ------------

Net income (loss) before extraordinary item, net of income taxes ...         (406,879)           62,220            55,000
Extraordinary loss on early extinguishment of debt,
     net of income taxes ...........................................               --           (19,301)               --
                                                                         ------------      ------------      ------------

Net income (loss) ..................................................         (406,879)           42,919            55,000
Preferred stock dividends ..........................................             (454)               --            (1,531)
                                                                         ------------      ------------      ------------

Net income (loss) available to common stockholders .................     $   (407,333)     $     42,919      $     53,469
                                                                         ============      ============      ============

Basic earnings (loss) per share before extraordinary item,
     net of income taxes ...........................................     $      (4.04)     $       0.67      $       0.65
Extraordinary item per share, net of income taxes ..................               --             (0.21)               --
                                                                         ------------      ------------      ------------
Basic earnings (loss) per share ....................................     $      (4.04)     $       0.46      $       0.65
                                                                         ============      ============      ============

Weighted average number of common shares outstanding ...............          100,705            93,315            82,684
                                                                         ============      ============      ============

Diluted earnings (loss) per share before extraordinary item,
     net of income taxes ...........................................     $      (4.04)     $       0.64      $       0.62
Extraordinary item per share, net of income taxes ..................               --             (0.20)               --
                                                                         ------------      ------------      ------------
Diluted earnings (loss) per share ..................................     $      (4.04)     $       0.44      $       0.62
                                                                         ============      ============      ============

Weighted average number of common shares and
     common share equivalents outstanding ..........................          100,705            96,646            85,905
                                                                         ============      ============      ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)


                                                                            DECEMBER 31,
                                                                  ------------------------------
                                                                      1998              1997
                                                                  ------------      ------------
                          ASSETS

Current assets:
     Cash and cash equivalents ..............................     $     10,706      $     11,689
     Accounts receivable, net of allowance for doubtful
       accounts of $1,190 at December 31, 1998 and 1997:
       Oil and gas sales ....................................           68,384            75,642
       Joint interest and other .............................           43,445            49,289
     Deferred income taxes ..................................               --             1,547
     Inventory ..............................................           16,802            11,097
     Prepaid expenses and other .............................           14,444            10,630
                                                                  ------------      ------------
                                                                       153,781           159,894
                                                                  ------------      ------------
Property and equipment, at cost:
     Oil and gas (full cost method)
       Evaluated properties .................................        2,759,686         2,018,319
       Unevaluated properties excluded from amortization ....          488,689           258,107
     Other ..................................................           44,960            28,182
                                                                  ------------      ------------
                                                                     3,293,335         2,304,608

     Accumulated depreciation, depletion and amortization ...       (1,711,696)         (880,771)
                                                                  ------------      ------------
                                                                     1,581,639         1,423,837
                                                                  ------------      ------------
Other assets:
     Gas imbalances receivable ..............................            6,491             6,227
     Deferred income taxes ..................................          217,824               130
     Deferred financing costs ...............................           31,821            19,661
     Restricted deposits ....................................           10,773             8,497
     Other ..................................................            4,631            24,749
                                                                  ------------      ------------
                                                                       271,540            59,264
                                                                  ------------      ------------

           TOTAL ASSETS .....................................     $  2,006,960      $  1,642,995
                                                                  ============      ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                           CONSOLIDATED BALANCE SHEET
                    (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)


                                                                                                 DECEMBER 31,
                                                                                       ------------      ------------
                                                                                           1998              1997
                                                                                       ------------      ------------
            LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ............................................................     $    184,828      $    188,429
     Advances from joint owners ..................................................            5,920             8,491
     Interest payable ............................................................           36,206            16,476
     Accrued liabilities .........................................................            9,392             6,572
     Current maturities of long-term debt ........................................              836               911
                                                                                       ------------      ------------
                                                                                            237,182           220,879
                                                                                       ------------      ------------
Long-term debt ...................................................................        1,371,890           672,298
                                                                                       ------------      ------------

Deferred credits and other liabilities:
     Deferred income taxes .......................................................            8,010            11,159
     Gas imbalances payable ......................................................            5,286             5,861
     Other .......................................................................            7,649             7,461
                                                                                       ------------      ------------
                                                                                             20,945            24,481
                                                                                       ------------      ------------
Commitments and Contingencies

Stockholders' equity:
     Preferred stock, $0.01 par value, 10,000,000 shares authorized, 50,000 shares issued and outstanding at December 31, 1998, no shares issued and
       outstanding at December 31, 1997 ..........................................                1                --
     Common stock, $0.01 par value, 250,000,000 shares
       authorized, 101,753,646 and 100,109,241 shares issued
       and outstanding at December 31, 1998 and
       1997, respectively ........................................................            1,018             1,001
     Additional paid-in capital ..................................................          892,339           823,956
     Deferred compensation .......................................................           (5,581)               --
     Accumulated other comprehensive income (loss) -
       foreign currency translation adjustment ...................................          (10,720)           (6,839)
     Retained earnings (deficit) .................................................         (500,114)          (92,781)
                                                                                       ------------      ------------
                                                                                            376,943           725,337
                                                                                       ------------      ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................................     $  2,006,960      $  1,642,995
                                                                                       ============      ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               OCEAN ENERGY, INC.

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 1998, 1997, AND 1996
                      (IN THOUSANDS, EXCEPT FOR SHARE AMOUNTS)

                                                       SERIES A AND F
                                                       PREFERRED STOCK                  COMMON STOCK              ADDITIONAL
                                              ------------------------------   -----------------------------       PAID-IN
                                                 SHARES            AMOUNT         SHARES           AMOUNT          CAPITAL
                                              ------------      ------------   ------------     ------------     ------------
Balance, December 31, 1995 .................     1,166,667      $         12     71,798,544     $        718     $    363,822
  OEI common stock offering ................            --                --     10,530,000              106           62,086
  Automatic conversion of Series F
    preferred stock to common stock ........    (1,166,667)              (12)     2,398,869               24              (12)
  UMC common stock offering ................            --                --      5,315,625               53          182,617
  Exercise of common stock options .........            --                --      1,391,991               14           19,980
  Exercise of warrants .....................            --                --        306,474                3            3,618
  Preferred stock dividends ................            --                --             --               --               --
Comprehensive income:
  Net income ...............................            --                --             --               --               --
Other comprehensive income (loss): .........
  Foreign currency translation adjustment ..            --                --             --               --               --
                                              ------------      ------------   ------------     ------------     ------------

Balance, December 31, 1996 .................            --      $         --     91,741,503     $        918     $    632,111
  OEI common stock offering ................            --                --      7,254,000               73          177,674
  Common shares issued in exchange for
    shares tendered from a prior acquisition            --                --          3,461               --               --
  Exercise of common stock options .........            --                --      1,110,277               10           14,171
Comprehensive income:
  Net income ...............................            --                --             --               --               --
Other comprehensive income (loss): .........
  Foreign currency translation adjustment ..            --                --             --               --               --
                                              ------------      ------------   ------------     ------------     ------------

Balance, December 31, 1997 .................            --      $         --    100,109,241     $      1,001     $    823,956
Exercise of common stock options ...........            --                --      1,084,405               11           12,696
Issuance of preferred stock ................        50,000                 1             --               --           49,953
Preferred stock dividends ..................            --                --             --               --               --
Issuance of restricted stock ...............            --                --        560,000                6            5,734
Comprehensive income:
  Net loss .................................            --                --             --               --               --
Other comprehensive income (loss):
  Foreign currency translation adjustment ..            --                --             --               --               --
                                              ------------      ------------   ------------     ------------     ------------

Balance, December 31, 1998 .................        50,000      $          1    101,753,646     $      1,018     $    892,339
                                              ============      ============   ============     ============     ============
                                                                ACCUMULATED
                                                                   OTHER         RETAINED           TOTAL
                                                DEFERRED        COMPREHENSIVE     EARNINGS       STOCKHOLDERS'     COMPREHENSIVE
                                              COMPENSATION         INCOME        (DEFICIT)          EQUITY            INCOME
                                              ------------      ------------   ------------      ------------      ------------
Balance, December 31, 1995 .................  $         --      $     (4,057)  $   (189,169)     $    171,326
  OEI common stock offering ................            --                --             --            62,192
  Automatic conversion of Series F
    preferred stock to common stock ........            --                --             --                --
  UMC common stock offering ................            --                --             --           182,670
  Exercise of common stock options .........            --                --             --            19,994
  Exercise of warrants .....................            --                --             --             3,621
  Preferred stock dividends ................            --                --         (1,531)           (1,531)
Comprehensive income:
  Net income ...............................            --                --         55,000            55,000      $     55,000
Other comprehensive income (loss): .........
  Foreign currency translation adjustment ..            --              (200)            --              (200)             (200)
                                              ------------      ------------   ------------      ------------      ------------

Balance, December 31, 1996 .................  $         --      $     (4,257)  $   (135,700)     $    493,072      $     54,800
  OEI common stock offering ................            --                --             --           177,747      ============


  Common shares issued in exchange for
    shares tendered from a prior acquisition            --                --             --                --
  Exercise of common stock options .........            --                --             --            14,181
Comprehensive income:
  Net income ...............................            --                --         42,919            42,919      $     42,919
Other comprehensive income (loss): .........
  Foreign currency translation adjustment ..            --            (2,582)            --            (2,582)           (2,582)
                                              ------------      ------------   ------------      ------------      ------------

Balance, December 31, 1997 .................  $         --      $     (6,839)  $    (92,781)     $    725,337      $     40,337
Exercise of common stock options ...........            --                --             --            12,707      ============
Issuance of preferred stock ................            --                --             --            49,954
Preferred stock dividends ..................            --                --           (454)             (454)
Issuance of restricted stock ...............        (5,581)               --             --               159
Comprehensive income:
  Net loss .................................            --                --       (406,879)         (406,879)     $   (406,879)
Other comprehensive income (loss):
  Foreign currency translation adjustment ..            --            (3,881)            --            (3,881)           (3,881)
                                              ------------      ------------   ------------      ------------      ------------

Balance, December 31, 1998 .................  $     (5,581)     $    (10,720)  $   (500,114)     $    376,943      $   (410,760)
                                              ============      ============   ============      ============      ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                               OCEAN ENERGY, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                      YEARS ENDED DECEMBER 31,
                                                                            -----------------------------------------------
                                                                                1998              1997              1996
                                                                            -----------       -----------       -----------
Cash flows from operating activities:
   Net income (loss) .................................................      $  (406,879)      $    42,919       $    55,000
   Adjustments to reconcile net income (loss) to cash
     provided by operating activities:
       Depreciation, depletion and amortization ......................          293,905           248,423           147,643
       Write-down of proved oil and gas properties ...................          539,915              --                --
       Amortization of debt issue cost ...............................            8,125             2,957             2,891
       Deferred income tax provision (benefit) .......................         (213,514)           20,821            24,183
       Deferred hedge revenue ........................................             (201)             (133)             (470)
                                                                            -----------       -----------       -----------

                                                                                221,351           314,987           229,247
   Changes in assets and liabilities:
     Decrease (increase) in receivables ..............................           23,724           (17,338)          (42,074)
     Increase in inventory ...........................................           (5,705)           (1,099)           (7,589)
     Increase (decrease) in payables and other current liabilities ...          (10,018)           39,418            35,355
     Increase (decrease) in net gas imbalances .......................             (839)            1,342            (2,233)
     Other ...........................................................            3,687             2,365            (3,393)
                                                                            -----------       -----------       -----------

       Net cash provided by operating activities .....................          232,200           339,675           209,313
                                                                            -----------       -----------       -----------

Cash flows from investing activities:
   Additions to oil and gas properties ...............................         (956,589)         (819,465)         (472,021)
   Additions to other property and equipment .........................          (13,854)          (11,018)           (4,074)
   Net proceeds from sale of assets ..................................            2,054            52,855            50,152
   Increase in restricted deposits ...................................           (2,276)           (2,173)           (2,064)
   Increase in other assets ..........................................             --             (23,878)             --
                                                                            -----------       -----------       -----------

     Net cash used in investing activities ...........................         (970,665)         (803,679)         (428,007)
                                                                            -----------       -----------       -----------

Cash flows from financing activities:
   Repayment of total debt ...........................................       (1,219,356)         (594,977)         (403,095)
   Additions to total debt ...........................................        1,918,873           826,081           419,052
   Deferred financing costs ..........................................          (20,230)           (3,648)           (6,408)
   Net proceeds from issuance of convertible preferred stock .........           49,954              --                --
   Net proceeds from common stock offerings ..........................             --             178,108           245,178
   Preferred stock dividends .........................................             (454)             --              (1,531)
   Proceeds from common stock options and warrants exercised .........            8,695             9,428            12,401
                                                                            -----------       -----------       -----------

       Net cash provided by financing activities .....................          737,482           414,992           265,597
                                                                            -----------       -----------       -----------

Net increase (decrease) in cash and cash equivalents .................             (983)          (49,012)           46,903

Cash and cash equivalents, beginning of period .......................           11,689            60,701            13,798
                                                                            -----------       -----------       -----------

Cash and cash equivalents, end of period .............................      $    10,706       $    11,689       $    60,701
                                                                            ===========       ===========       ===========




              The accompanying notes are an integral part of these
                       consolidated financial statements.

                               OCEAN ENERGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

     The accompanying consolidated financial statements of Ocean Energy, Inc. (OEI or the Company), a Delaware corporation, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC).

     The Company is an independent energy company engaged in the exploration, development, production and acquisition of oil and natural gas offshore Gulf of Mexico, across North America and in the oil and natural gas producing regions of Cote d'Ivoire, Equatorial Guinea, Pakistan, Bangladesh, Angola and the Republic of Yemen.

     Effective March 27, 1998, pursuant to the Agreement and Plan of Merger dated December 22, 1997, United Meridian Corporation (UMC) was merged into the Company (the Merger). As a result of the Merger, each outstanding share of UMC common stock was converted into 1.3 shares of OEI common stock with approximately 46 million shares issued to the shareholders of UMC representing approximately 46% of all of the issued and outstanding shares of OEI. The Company's shareholders received 2.34 shares of OEI common stock for each share outstanding immediately preceding the Merger representing approximately 54% of all of the issued and outstanding shares of OEI. The Merger was accounted for as a pooling of interests. Accordingly, the accompanying consolidated financial statements for periods prior to the Merger have been restated to combine the historical results of OEI and UMC. All common share data throughout these financial statements have been restated to reflect the impact of the respective stock splits resulting from the Merger.

     On November 24, 1998, OEI and Seagull Energy Corporation (Seagull) entered into a merger agreement that provides for a stock-for-stock merger (Seagull Merger) of OEI with and into Seagull. In connection with the Seagull Merger OEI stockholders will receive one share of common stock of Seagull for each existing outstanding share of OEI. Seagull will amend its Articles of Incorporation to change its name to Ocean Energy, Inc. (New Ocean). After the Seagull Merger, the stockholders of OEI will own approximately 61.5% of the outstanding common stock of New Ocean and the shareholders of Seagull will own the remaining 38.5% of the outstanding common stock of New Ocean. The Seagull Merger is expected to qualify as a tax-free transaction and is subject to each Company's stockholders' approval and certain other conditions. The transaction will be treated as a purchase business combination for accounting purposes and is anticipated to close by the end of the first quarter of 1999.

NOTE 2  SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its majority-owned affiliates. Interests in joint ventures, limited liability companies and partnerships are accounted for under the proportional consolidation method. All significant intercompany balances and transactions have been eliminated in consolidation.

     The consolidated financial statements reflect all adjustments that, in the opinion of management, are necessary for a fair presentation.

     Certain reclassifications of amounts previously reported have been made to conform to current year presentation.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

INVENTORY

     The Company conducts a portion of its oil and gas activities with a small group of institutional and corporate investors. In connection therewith, the Company periodically acquires oil and gas properties with the intention of selling a portion of its interests to such investors or industry partners. To the extent those properties are to be resold, costs are carried as a current asset and classified as inventory. No gain or loss is recognized on inventoried properties.

At December 31, 1998 and 1997, costs of properties to be resold included in inventory were not significant. The remaining inventory consists of tubular goods and other equipment.

OIL AND GAS PROPERTIES

     The Company's exploration and production activities are accounted for under the full cost method. Under this method, all acquisition, exploration and development costs, including certain related employee costs and a portion of interest expense, incurred for the purpose of finding oil and gas are capitalized. Such amounts include the cost of drilling and equipping productive wells, dry hole costs, lease acquisition costs, delay rentals and costs related to such activities. Employee costs associated with production operations and general corporate activities are expensed in the period incurred. Transactions involving sales of reserves in place, unless unusually significant, are recorded as adjustments to oil and gas properties. Capitalized costs are limited to the sum of the present value of future net revenues using current unescalated pricing discounted at 10%, related to estimated production of proved reserves and the lower of cost or estimated fair value of unevaluated properties, all net of expected income tax effects.

     Depreciation, depletion and amortization of oil and gas properties is computed on a country-by-country basis using a unit-of-production method based on estimated proved reserves. All costs associated with evaluated oil and gas properties, including an estimate of future development, restoration, dismantlement and abandonment costs associated therewith, are included in the computation base. A majority of the oil and gas reserves are estimated periodically by independent petroleum engineers. The Company evaluates all unevaluated oil and gas properties on a quarterly basis to determine if any impairment has occurred or if the property has been otherwise evaluated. If a property has been evaluated, or if there is determined to be any impairment, costs related to the particular unevaluated properties are reclassified as an evaluated oil and gas property, and thus subject to amortization if there are proved reserves associated with the related cost center. Otherwise, such impairment will be recognized in the period in which it occurs. At June 30, 1998, the Company recognized a non-cash impairment of oil and gas properties in the amount of $218.4 million pre-tax ($135.4 million after-tax) pursuant to this ceiling limitation required by the full cost method of accounting for oil and gas properties. The Company recognized an additional write-down at December 31, 1998, in the amount of $321.5 million pre-tax ($199.3 million after tax). The write-downs were primarily the result of the precipitous decline in world crude oil and natural gas prices experienced during 1998.

OTHER PROPERTY AND EQUIPMENT

     Other property consists primarily of furniture, office equipment, leasehold improvements and computers. The majority of these assets are depreciated on a straight-line basis with estimated useful lives ranging from three to seven years.

GAS IMBALANCES

     The Company follows the entitlements method of accounting for gas imbalances. Under this method, the Company records as revenue only that portion of gas production sold and allocable to its ownership interest in the related well. Imbalance payables are recorded at historical amounts and imbalance receivables are valued at the lower of (i) the price in effect at the time of production, (ii) the current market value or (iii) the contract price net of selling expenses. Gas imbalances arise when a purchaser takes delivery of more or less gas volume from a well than the Company's actual interest in the production from that well. Such imbalances are reduced either by subsequent recoupment of over-and-under deliveries or by cash settlement, as required by applicable contracts. Under-deliveries are included in Other assets and over-deliveries are included in Deferred credits and other liabilities.

HEDGING

     The Company periodically enters into contracts in order to hedge against the volatility of oil and gas prices. The Company enters into such transactions for the purpose of managing the overall impact of commodity price volatility. These transactions generally take the form of swaps or price collars, and are placed with major financial institutions. The results of such transactions are included as Oil or Gas sales in the Consolidated Statement of Income as the related production volumes are sold.

     The Company enters into interest rate hedge contracts from time to time with major financial institutions. These transactions are made to protect against higher future interest costs on the Company's floating rate long-term debt. The results of interest rate hedges are included in Interest and debt expense on the Consolidated Statement of Income.

FEDERAL INCOME TAXES

     The Company follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes, under which deferred tax assets or liabilities are estimated at the financial statement date based upon
(i) temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements and (ii) net operating loss and tax credit carryforwards for tax purposes.

EARNINGS PER SHARE

     The Company adopted SFAS No. 128, Earnings Per Share, during the fourth quarter of 1997. In accordance with this new pronouncement, basic earnings per share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share is determined on the assumption that outstanding stock options have been converted using the average price for the period. For purposes of computing earnings per share in a loss year, common stock equivalents have been excluded from the computation of weighted average common shares outstanding because their effect is antidilutive. Prior period amounts have been restated in accordance with the requirements of the pronouncement.

STATEMENT OF CASH FLOWS

     Cash flows from operating activities for 1998, 1997 and 1996, include cash payments for interest of $54.8 million, $49.6 million, and $42.9 million and income taxes of $0.3 million, $1.8 million and $0.4 million, respectively.

FOREIGN CURRENCY TRANSLATION

     The United States (U.S.) dollar is the functional currency for all international locations except for Canada, which uses the Canadian dollar. The financial position and results of operations attributable to the Company's Canadian operations are translated into U.S. currency in accordance with SFAS No. 52, Foreign Currency Translation. Accordingly, the assets and liabilities of the financial statements are translated using the currency exchange rate in effect at the balance sheet date while the revenues, expenses, gains and losses are translated using the exchange rate for the periods in which they occurred. The effects of such translations are reflected as adjustments to stockholders' equity as shown in the Consolidated Statement of Changes in Stockholders' Equity and are included as a component of Comprehensive Income.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement requires a company to report financial information by operating segment. Operating segments are defined as the basis on which the chief operating decision maker disaggregates the company for making operating decisions and assessing performance. The Company, which has one reportable segment, adopted the provisions of SFAS No. 131 and has included geographic information in Notes 15 and 16 to the Consolidated Financial Statements.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. SFAS 133, which will be effective for the Company's fiscal year 2000, requires that all derivatives be recognized in the balance sheet as either assets or liabilities and measured at fair value. The statement also requires that changes in fair value be reported in earnings unless specific hedge accounting criteria are met. The Company is currently evaluating the effect of the adoption of the Statement on its consolidated financial position and results of operations.

NOTE 3 OIL AND GAS PROPERTY COSTS

     Capitalized costs at December 31, 1998 and 1997 relating to the Company's oil and gas activities are shown below (in thousands):


                                             UNITED                         COTE         EQUATORIAL       OTHER
                                             STATES         CANADA        D'IVOIRE         GUINEA        FOREIGN            TOTAL
                                           -----------    -----------    -----------     -----------    -----------     -----------
AS OF DECEMBER 31, 1998
Proved properties ......................   $ 2,119,574    $   127,163    $   203,822     $   309,127    $      --       $ 2,759,686
Unproved oil and gas interests .........       327,015          6,948          1,003          74,681         79,042         488,689
                                           -----------    -----------    -----------     -----------    -----------     -----------
Total capitalized costs ................     2,446,589        134,111        204,825         383,808         79,042       3,248,375
Less: Accumulated depreciation,
     depletion and amortization ........    (1,385,738)       (54,868)       (81,484)       (167,740)        (1,893)     (1,691,723)
                                           -----------    -----------    -----------     -----------    -----------     -----------
Net capitalized costs ..................   $ 1,060,851    $    79,243    $   123,341     $   216,068    $    77,149     $ 1,556,652
                                           ===========    ===========    ===========     ===========    ===========     ===========

AS OF DECEMBER 31, 1997
Proved properties ......................   $ 1,604,809    $   114,190    $   109,801     $   189,519    $      --       $ 2,018,319
Unproved oil and gas interests .........       212,531             48         18,272          18,850          8,406         258,107
                                           -----------    -----------    -----------     -----------    -----------     -----------
Total capitalized costs ................     1,817,340        114,238        128,073         208,369          8,406       2,276,426
Less: Accumulated depreciation,
     depletion and amortization ........      (731,275)       (51,396)       (25,984)        (57,335)        (1,893)       (867,883)
                                           -----------    -----------    -----------     -----------    -----------     -----------
Net capitalized costs ..................   $ 1,086,065    $    62,842    $   102,089     $   151,034    $     6,513     $ 1,408,543
                                           ===========    ===========    ===========     ===========    ===========     ===========


     Costs incurred during 1998, 1997, and 1996 in the Company's oil and gas activities were as follows (in thousands):


                                                    UNITED                     COTE           EQUATORIAL      OTHER
                                                    STATES        CANADA      D'IVOIRE          GUINEA       FOREIGN       TOTAL
                                                   ---------     ---------    ---------        ---------    ---------    ---------
YEAR ENDED DECEMBER 31, 1998
Property acquisition costs:
   Proved ........................................ $  59,534     $   5,197    $    --          $    --      $    --      $  64,731
   Unproved ......................................    27,868         1,958         --               --         43,841       73,667
Exploration costs ................................   246,522         8,874       41,886           47,014       17,838      362,134
Development costs ................................   232,222        12,107       26,436(1)       118,833         --        389,598
Capitalized interest on unevaluated properties ...    24,641          --          3,010            2,380         --         30,031
Capitalized general and administrative costs .....     9,740           676        1,859            6,437        9,252       27,964
                                                   ---------     ---------    ---------        ---------    ---------    ---------
Total costs incurred ............................. $ 600,527     $  28,812    $  73,191(1)     $ 174,664    $  70,931    $ 948,125
                                                   =========     =========    =========        =========    =========    =========


YEAR ENDED DECEMBER 31, 1997
Property acquisition costs:
   Proved ........................................ $ 120,520     $   9,554         --          $    --      $    --      $ 130,074
   Unproved ......................................   105,394         2,423         --               --           --        107,817
Exploration costs ................................   139,824         5,811       15,344           89,719         --        250,698
Development costs ................................   248,363         9,308       23,462 (1)       36,842         --        317,975
Capitalized interest on unevaluated properties ...    12,802          --           --               --           --         12,802
Capitalized general and administrative costs .....     9,037           452          896              513        4,094       14,992
                                                   ---------     ---------    ---------        ---------    ---------    ---------
Total costs incurred ............................. $ 635,940     $  27,548    $  39,702 (1)    $ 127,074    $   4,094    $ 834,358
                                                   =========     =========    =========        =========    =========    =========

YEAR ENDED DECEMBER 31, 1996
Property acquisition costs:
   Proved ........................................ $  65,658     $     447    $    --          $    --      $    --      $  66,105
   Unproved ......................................    74,043           865         --               --            457       75,365
Properties held for resale .......................   (37,200)         --           --               --           --        (37,200)
Exploration costs ................................    72,241         1,833        9,253           23,013        2,090      108,430
Development costs ................................   140,420         4,572        9,369           56,707         --        211,068
Capitalized interest on unevaluated properties ...     5,299          --           --              2,109         --          7,408
Capitalized general and administrative costs .....     6,360           537          (34)           3,670         --         10,533
                                                   ---------     ---------    ---------        ---------    ---------    ---------
Total costs incurred ............................. $ 326,821     $   8,254    $  18,588        $  85,499    $   2,547    $ 441,709
                                                   =========     =========    =========        =========    =========    =========

(1) Amounts do not include $4,125 and $17,229 incurred on the LPG plant in Cote d'Ivoire in 1998 and 1997, respectively.

     Of the $488,689 of net unproved property costs (primarily seismic and lease acquisition costs) at December 31, 1998, being excluded from the amortizable base, $299,795 was incurred in 1998, $134,930 was incurred in 1997, $40,927 was incurred in 1996 and $13,037 was incurred in prior years. The majority of the costs will be evaluated over a five-year period.


     As part of its on-going operations, the Company continually sells producing and undeveloped reserves and related assets. Significant acquisitions and dispositions for the three years ending December 31, 1998 are discussed below.

1998 TRANSACTIONS

     On September 15, 1998, the Company acquired additional contract interests in certain production sharing contracts in Cote d'Ivoire for a net purchase price of $20.2 million.

     On November 10, 1998, the Company completed the acquisition of incremental interests in several North American oil and gas properties in which it already owned a working interest. The properties were acquired from John Hancock Mutual Life Insurance Company for a net purchase price of $38.0 million. The acquisition was financed through the issuance of Series A Convertible Preferred Stock (see Note 6).

     In December 1998, the Company completed its acquisition of certain contract interests in Angola for $38.6 million and in Yemen for $5.0 million.

     Merger costs of $39.0 million relating to the Company's merger with UMC were recorded in the first quarter of 1998. These costs consist primarily of investment banking and other transaction fees, employee severance and relocation cots as well as the write-off of deferred financing costs related to the former credit facilities replaced by the OEI Credit Facility in March 1998. All such costs were paid in 1998.

1997 TRANSACTIONS

     On March 7, 1997, the Company completed an acquisition of certain interests in various state leases in the Main Pass Block 69 field (the Main Pass Acquisition), offshore Plaquemines Parish, Louisiana, for a net purchase price of $55.9 million. The Main Pass Acquisition included interests situated contiguous to the Company's existing Main Pass 69 holdings acquired from Shell Oil Company, its affiliates and subsidiaries (Shell) in June 1992.

     On October 15, 1997, the Company acquired certain oil and gas interests in various federal leases in the South Pass 61 and 65 fields (the South Pass Properties) from Shell for a net purchase price of $59.9 million. The Company acquired a 50% working interest in the fields and became operator of the properties. The acquisition included interests in 95 producing wells located on approximately 26,250 gross acres. Also on October 15, 1997, the Company entered into an exploratory joint venture agreement with Shell which establishes an Area of Mutual Interest (AMI) covering approximately 240 square miles located in coastal and offshore areas of Plaquemines Parish, Louisiana. Under the terms of the oil and gas exploration agreement, the Company and Shell have agreed to contribute existing leasehold, project inventory and proprietary 3-D seismic data within the AMI.

     In 1997, the Company acquired additional interests in various properties it operates and in which it holds an existing working interest position from several of its institutional partners. The net cost of the additional interests acquired from the Company's institutional partners was approximately $49.6 million. In addition, the Company acquired interests in other North American properties for total consideration of $13.0 million.

     During 1997, the Company sold additional non-strategic North American properties for total proceeds of $19.4 million.

1996 TRANSACTIONS

     On September 26, 1996, the Company acquired from Mobil Oil and Producing Southeast, Inc. (Mobil), certain interests in eleven oil and gas producing fields and related production facilities primarily situated in the shallow federal waters of the central Gulf of Mexico, offshore Louisiana (the Central Gulf Properties), for approximately $117.6 million. At December 31, 1996, one of the eleven Central Gulf Properties was included in Inventory. The subject property was sold on January 3, 1997, for $37.2 million. No gain or loss was recognized on the sale.

     In 1995, the Company agreed to assign to Yukong Limited a portion of its interests in Blocks CI-01 and CI-02 in Cote d'Ivoire and Blocks B, C and D in Equatorial Guinea. Mobil Equatorial Guinea, Inc. subsequently exercised its preferential right to purchase the interest in Block B in lieu of the proposed assignment to Yukong Limited. Under the agreements, the Company received $40.1 million in cash in 1996 and 1995.

     In June 1996, Ocean Energy Resources Canada, Ltd. (Resources), the Company's wholly-owned Canadian subsidiary, sold all of its interest in the Rocanville area in the province of Saskatchewan, effective May 1, 1996. Net proceeds from the sale were $6.7 million.

     In September 1996, the Company executed an agreement with Shell Exploration Africa B.V. to sell a 55% contract interest in Block CI-105 in Cote d'Ivoire for total cash proceeds of $3.3 million, including $0.9 million relating to reimbursement of certain exploration costs.

     During 1996, the Company sold various other non-strategic North American properties for total proceeds of $22.1 million.

NOTE 4 RESTRICTED DEPOSITS

     The Company, as the operator of certain oil and gas properties, is a party to two escrow agreements. The first, related to its interest in the East Bay Fields, requires monthly deposits until the escrow account equals $40.0 million. The second agreement, related to its interest in the Main Pass 69 field, required an initial deposit of $250,000 and monthly deposits thereafter until the escrow account equals $7.5 million. These deposits are to provide for the future plugging and abandonment costs associated with the oil and gas properties. Such funds are restricted as to withdrawal by the agreements. With respect to any specifically planned plugging and abandoning operation, funds are partially released when the Company presents to the escrow agent the planned plugging and abandoning operations approved by the applicable governmental agency, with the balance released upon the presentation by the Company to the escrow agent of evidence from the governmental agency that the operation was conducted in compliance with applicable laws and regulations. The escrow agent for both agreements is an unrelated financial institution. As of December 31, 1998 and 1997, the escrow balances were approximately $10.8 million and $8.5 million, respectively. The Company is currently in negotiations to release the escrow balances.

NOTE 5 DEBT

Long-term debt consisted of the following at December 31, 1998 and 1997 (in thousands):

                                                          1998            1997
                                                      -----------     -----------

OEI Credit Facility ...............................   $   357,000     $      --
Revolving Credit Facility .........................          --            30,500
Global credit facility ............................          --           126,496
13 1/2% senior notes ..............................           245             245
 8 1/4% senior notes ..............................       125,000            --
 7 5/8% senior notes ..............................       125,000            --
10 3/8% senior subordinated notes .................       150,000         150,000
 9 3/4% senior subordinated notes .................       159,318         159,230
 8 7/8% senior subordinated notes .................       199,711         199,677
 8 3/8% senior subordinated notes .................       250,000            --
 Other ............................................         6,452           7,061
                                                      -----------     -----------
                                                        1,372,726         673,209
Less:  current maturities .........................          (836)           (911)
                                                      -----------     -----------
                                                      $ 1,371,890     $   672,298
                                                      ===========     ===========

     Current maturities of long-term debt at December 31, 1998 by calendar year are as follows (in thousands):

                1999..........................................  $         836
                2000..........................................            779
                2001..........................................            779
                2002..........................................            779
                2003..........................................        357,779
                Thereafter....................................      1,011,774
                                                                -------------
                                                                $   1,372,726
                                                                =============

OEI CREDIT FACILITY

     Concurrent with the closing of the Merger on March 27, 1998, the Company entered into a $750.0 million five-year unsecured revolving credit facility (OEI Credit Facility) which provided for a $600.0 million initial borrowing base and which combined and replaced both the Revolving Credit Facility and the Global Credit Facility discussed below. The OEI Credit Facility, which is with a group of commercial banks, provides for various borrowing options under either a base rate or Eurodollar margin rates. Total borrowings outstanding against the facility were repaid in July 1998 with the proceeds from a $500.0 million Notes Offering, discussed below, made by the Company pursuant to Rule 144A. At that time, the OEI Credit Facility was restated and amended to a $400.0 million, five-year revolving credit facility, with an initial borrowing base of $300.0 million. In November 1998, the borrowing base was increased to $400.0 million. As of December 31, 1998, total borrowings outstanding against the OEI Credit Facility were approximately $357.0 million, leaving approximately $43.0 million of available credit. In February 1999, the Company put in place a $20.0 million facility, primarily to support certain outstanding letters of credit.

     The OEI Credit Facility contains certain financial and ratio covenants. The Company's financial results through December 31, 1998 did not comply with one of these covenant tests. This event of noncompliance, and subsequent application of this covenant, was waived by the lenders until the Company's planned merger with Seagull or the September 30, 1999 reporting date. The Company has planned and potential asset sales and other financing opportunities believed available which could be used to achieve compliance with this covenant. Accordingly, the Company believes it is probable it will comply with this covenant throughout 1999. The amount outstanding under the OEI Credit Facility has been classified as long-term in the accompanying December 31, 1998 balance sheet.

NOTES OFFERING

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

REVOLVING CREDIT FACILITY

     The Revolving Credit Facility was a three-year $250.0 million facility with a $200.0 million borrowing base, maturing on October 31, 2000.

     At the Company's option, borrowings under the Revolving Credit Facility bore interest either at the base rate (the higher of the federal funds rate plus 0.5% per annum or the Agent's prime commercial lending rate) or the London Interbank Offered Rate (LIBOR), in the latter case plus an applicable margin of 125 to 175 basis points, depending upon the percentage of usage on the Revolving Credit Facility.

GLOBAL CREDIT FACILITY

     As of January 1997, the Global Credit Facility provided a borrowing base amount of $200.0 million. In November 1997, the borrowing base was increased to $300.0 million.

     During 1997 and 1996, the Global Credit Facility provided the Company with various interest rate options based upon prime and LIBOR rates.

13 1/2% SENIOR NOTES

     On December 7, 1994, in conjunction with the OEI initial public offerings, the Company completed an offering of $125.0 million of 13 1/2% Senior Notes due December 1, 2004 (the 13 1/2% Notes). Interest was payable semi-annually on June 1 and December 1 of each year, commencing June 1, 1995. On July 22, 1997, the Company amended the indenture governing its 13 1/2% Notes and purchased approximately $124.8 million of the $125.0 million in original principal amount of the 13 1/2% Notes for approximately $151.5 million. This purchase resulted in an extraordinary charge of $19.3 million, net of a deferred tax benefit of $11.6 million. The extraordinary charge represented the difference between the purchase price and related expenses and the net carrying value of the 13 1/2% Notes.

10 3/8% SENIOR SUBORDINATED NOTES

     On October 30, 1995, the Company completed a public offering of $150.0 million of 10 3/8% Senior Subordinated Notes (10 3/8% Notes) due 2005 at an initial price of 99.5% of face value. Proceeds of $144.9 million (after deducting underwriting discounts, commission and expenses of the offering) were used to reduce debt under the Global Credit Facility. Interest is payable semi-annually on April 15 and October 15 of each year, commencing April 15, 1996. The 10 3/8% Notes are general unsecured senior obligations of the Company and are guaranteed by Ocean Louisiana, but are subordinate to the OEI Credit Facility. The 10 3/8% Notes are redeemable at the option of the Company, in whole or in part, at any time after October 15, 2000 at certain premiums to face value.

9 3/4% SENIOR SUBORDINATED NOTES

     On September 26, 1996, the Company completed the offering of $160.0 million of 9 3/4% Senior Subordinated Notes due 2006 (9 3/4% Notes) at a discount for net proceeds of approximately $154.0 million (after offering costs). Interest on the 9 3/4% Notes is payable semi-annually on April 1 and October 1 of each year. The 9 3/4% Notes are general unsecured senior obligations of the Company and are guaranteed by Ocean Louisiana, but are subordinate to the OEI Credit Facility. Proceeds to the Company were used primarily to complete the acquisition of the Central Gulf Properties.

8 7/8% SENIOR SUBORDINATED NOTES

     On July 2, 1997, the Company completed the offering of $200.0 million of 8 7/8% Senior Subordinated Notes due 2007 (8 7/8% Notes) at a discount for proceeds of approximately $195.2 million (after offering costs). Interest is payable semi-annually on January 15 and July 15 of each year. The 8 7/8% Notes are general unsecured senior obligations of the Company and are guaranteed by Ocean Louisiana, but are subordinate to the OEI Credit Facility. Proceeds to the Company were used primarily to finance the purchase of the 13 1/2% Notes and to repay outstanding indebtedness under the Revolving Credit Facility.

OTHER LONG-TERM DEBT

     Havre Pipeline Company LLC, a limited liability corporation in which the Company had a 58% interest at December 31, 1998, entered into a credit agreement (Havre Credit Agreement) which provided a Term Loan due September 30, 2005. The Company's proportionate share outstanding at December 31, 1998 is $6.5 million, including current maturities. A new credit agreement was executed in January, 1999. The term note has a three-year draw down period and a ten-year payment schedule with payments required quarterly. Additional principal payments may be required under the Havre Credit Agreement if operating cash flows of the limited liability corporation exceed predetermined levels. The Havre Credit Agreement is currently guaranteed by a subsidiary of the Company.

OTHER DISCLOSURES

     Effective January 18, 1994, the Company entered into five-year fixed LIBOR interest rate swap contracts that provided for fixed interest rates to be realized on notional amounts of $45.0 million from 1995 through 1998. The agreement included varying annual fixed interest rates ranging from 3.66% in 1994 to 6.40% in 1998, plus interest rate margins. In 1995 and 1996, the Company had in place a two-year LIBOR interest rate cap contract on an additional notional amount of $45.0 million at interest rate caps of 7.60% and 8.30%, respectively, plus interest rate margins. The contracts expired in January, 1999.

NOTE 6  CAPITAL STOCK

     In 1997, the Company adopted a shareholder rights plan (the Rights Plan), pursuant to which preferred stock purchase rights (the Rights) have been distributed to holders of the Company's common stock. The Rights Plan is designed to deter coercive takeover tactics and to prevent an acquirer from attempting to gain control of the Company without negotiating with the Board of Directors. The Company is not aware of any effort to acquire control of the Company, but adopted the Rights Plan concurrently with its execution of the Agreement and Plan of Merger with UMC.

     The Rights will expire on December 22, 2007. The Rights will be exercisable only if a person acquires beneficial ownership of 15 percent or more of the Company's common stock (an Acquiring Person), or commences a tender offer which would result in ownership of 15 percent or more of such stock. Under the Rights Plan, one Right to purchase one one-hundredth of a share of a new series of junior preferred stock of the Company at an exercise price of $240.00 per one one-hundredth of a share (subject to adjustment) was issued for each outstanding share of the Company's common stock held at the close of business on January 9, 1998 (the Record Date).

     Under certain circumstances, the Rights "flip in" and enable the holders (other than an Acquiring Person) to buy the Company's common stock at a 50 percent discount. Under other circumstances, the Rights "flip over" and entitle the holders (other than an Acquiring Person) to buy shares of the acquirer's common stock at a 50 percent discount.

     The Company will generally be entitled to redeem the Rights in whole, but not in part, at $0.001 per Right payable in cash or common stock, subject to adjustment, at any time until 10 business days (subject to extension) after the first public announcement that an Acquiring Person has become such.

     The Company has authorized 250,000,000 shares of common stock, 8,000,000 shares of preferred stock and 2,000,000 shares of junior preferred stock.

     The following table summarizes the calculation of annual weighted average common shares outstanding for purposes of the computations of earnings per share (in thousands):

                                                                        YEARS ENDED DECEMBER 31,
                                                                     -----------------------------
                                                                      1998       1997       1996
                                                                     -------    -------    -------

     Shares outstanding from beginning of period ................    100,109     91,742     71,799
     Exercise of stock options and warrants .....................        596        600        795
     Conversion of Series F Preferred Stock .....................       --         --        1,043
     Common shares issued in November 1997 offering .............       --          973       --
     Common shares issued in March 1996 offering ................       --         --        8,258
     Common shares issued in November 1996 offering .............       --         --          789
                                                                     -------    -------    -------
     Weighted average number of common shares outstanding .......    100,705     93,315     82,684
     Common stock equivalents of stock options ..................       --        3,331      3,221
                                                                     -------    -------    -------
     Weighted average number of common shares and
       common share equivalents outstanding .....................    100,705     96,646     85,905
                                                                     =======    =======    =======

     On November 10, 1998, the Company completed a private placement of 50,000 shares of Series A Convertible Preferred Stock for $38.0 million of oil and gas properties and $12.0 million cash from one of its institutional investors and an affiliate of such investor. The Series A shares have a 6.5% cumulative dividend payable semi-annually beginning April 1, 1999. The conversion price of the Series A shares is $15.00.

NOTE 7 INCOME TAXES

     Under the provisions of SFAS No. 109, the components of the net deferred income tax assets and liabilities recognized in the Company's Consolidated Balance Sheet at December 31, 1998 and 1997 were as follows (in thousands):

                                                                        1998
                                                 --------------------------------------------------
                                                  FEDERAL       FOREIGN      STATE          TOTAL
                                                 ---------     ---------    ---------     ---------
Deferred tax assets -
  Excess of tax basis in oil and gas
    properties over basis for financial
    reporting purposes ......................    $ 136,820     $    --      $    --       $ 136,820
  Net operating loss carryforward ...........       67,550        34,393        6,640       108,583
  Percentage depletion carryforward .........        2,688          --            281         2,969
  Investment tax credit carryforward ........           25          --           --              25
  Alternative minimum tax
    credit carryforward .....................        4,187          --           --           4,187
  Deferred foreign tax
    credit carryforward .....................         --            --           --            --
  Other .....................................          802          --             84           886
  Valuation allowance .......................       (6,595)         --            (91)       (6,686)
                                                 ---------     ---------    ---------     ---------
                                                   205,477        34,393        6,914       246,784
                                                 ---------     ---------    ---------     ---------
Deferred tax liabilities -
  Excess of basis in oil and gas
    properties for financial reporting
    purposes over the tax basis .............         --          29,373        6,155        35,528
  Other .....................................        1,187          --          1,489         2,676
                                                 ---------     ---------    ---------     ---------
                                                     1,187        29,373        7,644        38,204
                                                 ---------     ---------    ---------     ---------
Net deferred tax asset (liability) ..........      204,290         5,020         (730)      208,580
Current portion of deferred tax assets
  classified as current asset (liability) ...       (1,104)         --           (130)       (1,234)
                                                 ---------     ---------    ---------     ---------
Total non-current deferred tax
  asset (liability) .........................    $ 205,394     $   5,020    $    (600)    $ 209,814
                                                 =========     =========    =========     =========





                                                                         1997
                                                  ----------------------------------------- ---------
                                                   FEDERAL       FOREIGN       STATE          TOTAL
                                                  ---------     ---------     ---------     ---------
Deferred tax assets -
  Excess of tax basis in oil and gas
    properties over basis for financial
    reporting purposes ......................     $    --       $    --       $    --       $     --
  Net operating loss carryforward ...........        42,952        16,774         4,956        64,682
  Percentage depletion carryforward .........         2,508          --             131         2,639
  Investment tax credit carryforward ........           989          --            --             989
  Alternative minimum tax
    credit carryforward .....................         3,964          --            --           3,964
  Deferred foreign tax
    credit carryforward .....................           920          --            --             920
  Other .....................................            79          --               4            83
  Valuation allowance .......................        (2,971)         --             (70)       (3,041)
                                                  ---------     ---------     ---------     ---------
                                                     48,441        16,774         5,021        70,236
                                                  ---------     ---------     ---------     ---------
Deferred tax liabilities -
  Excess of basis in oil and gas
    properties for financial reporting
    purposes over the tax basis .............        45,760        25,436         5,911        77,107
  Other .....................................         1,186          --           1,425         2,611
                                                  ---------     ---------     ---------     ---------
                                                     46,946        25,436         7,336        79,718
                                                  ---------     ---------     ---------     ---------
Net deferred tax asset (liability) ..........         1,495        (8,662)       (2,315)       (9,482)
Current portion of deferred tax assets
  classified as current asset (liability) ...         1,365          --             182         1,547
                                                  ---------     ---------     ---------     ---------
Total non-current deferred tax
  asset (liability) .........................     $     130     $  (8,662)    $  (2,497)    $ (11,029)
                                                  =========     =========     =========     =========


     As of December 31, 1998 and 1997, the Company and its subsidiaries had U.S. federal net operating loss (NOL) carryforwards of approximately $193.0 million and $122.7 million, respectively, and Equatorial Guinea NOL carryforwards of approximately $137.6 million and $67.0 million, respectively. The Company's Canadian subsidiary also had $55.1 million and $32.2 million in Canadian Tax Pool carryforwards as of December 31, 1998 and 1997, respectively.

     The Company is subject to taxation under the laws of Cote d'Ivoire, Equatorial Guinea and other foreign jurisdictions. Income taxes in these jurisdictions will be taken as a credit or deduction against the Company's United States tax liability.

     A valuation allowance is provided for that portion of a tax asset for which it is deemed more likely than not that it will not be realized. Due to the recent decrease in oil and gas prices, management provided a $4.5 million valuation allowance for the deferred tax asset related to the NOL that will expire in 1999. The Company has recognized a deferred tax asset relating to the remaining NOL carryforwards. The U.S. federal NOLs expire as follows (in thousands):

                  1999................................................................   $    12,788
                  2000................................................................        16,499
                  2001................................................................         6,305
                  2002................................................................         1,227
                  2003................................................................        19,435
                  2004................................................................         3,186
                  2005................................................................         1,624
                  2006................................................................         6,597
                  Beyond 2006.........................................................       125,338
                                                                                         -----------
                                                                                         $   192,999
                                                                                         ===========

     For federal income tax purposes, certain limitations are imposed on an entity's ability to utilize its NOLs in future periods if a change of control, as defined for federal income tax purposes, has taken place. In general terms, the limitation on utilization of NOLs and other tax attributes during any one year is determined by the value of an acquired entity at the date of the change of control multiplied by the then-existing long-term, tax-exempt interest rate. The manner of determining an acquired entity's value has not yet been addressed by the Internal Revenue Service. The Company has determined that, for federal income tax purposes, a change of control occurred as a result of the stock purchases made by the Company's shareholders, and future utilization of NOLs will be limited in the manner described above. The use of NOLs acquired as a result of corporate acquisitions were already subject to limitations computed at the time of each acquisition. While the effect of such limitations may be to defer the use of existing NOL carryforwards, the Company does not believe such limitations will significantly impact the Company's ability to utilize the NOLs.

     As of December 31, 1997, the Company and its subsidiaries had investment tax credit carryforwards of approximately $1.0 million. The amount of investment tax credit carryfowards at December 31, 1998, was not significant. To the extent not utilized, these carryforwards will expire in the years 1998 through 2001. For purposes of computing the net deferred tax liability as of December 31, 1997, none of these carryforwards were utilized.

     The components of the Income tax provision (benefit) recognized on the Consolidated Statement of Income are as follows (in thousands):

                                               1998          1997         1996
                                            ---------     ---------    ---------
Current taxes -
  Federal ..............................    $     321     $     169    $     455
  Foreign ..............................        3,512         4,716           98
  State ................................          (18)        1,335          232
                                            ---------     ---------    ---------
                                                3,815         6,220          785
                                            ---------     ---------    ---------

Deferred taxes -
  Federal ..............................     (198,798)       28,278       21,769
  Foreign ..............................      (13,131)        5,408        3,888
  State ................................       (1,585)        1,086         (227)
                                            ---------     ---------    ---------
                                             (213,514)       34,772       25,430
                                            ---------     ---------    ---------
Total income tax provision (benefit) ...    $(209,699)    $  40,992    $  26,215
                                            =========     =========    =========

     The following is a reconciliation of the income tax provision (benefit) computed by applying the federal statutory income tax rate to net income (loss) before income taxes to the income tax provision (benefit) shown on the Consolidated Statement of Income (in thousands):

                                                                        1998          1997          1996
                                                                     ---------     ---------     ---------

Income tax provision (benefit) computed at the
   federal statutory rate of 35% ................................    $(215,802)    $  36,125     $  28,425
State and local taxes (net of federal effect) ...................       (1,575)        1,430          (610)
Foreign income taxes (net of federal effect) ....................        2,309         2,977          --
Tax effect of:
   Provision for net book deductions not available
     for tax due to differences in book/tax basis ...............        2,337           329           499
   Provision for net taxable income not available for books .....        2,310          --            --
   Provision for nondeductible merger costs .....................        7,103          --            --
   Foreign deferred tax benefit (net of federal effect) .........      (12,509)         --            --
   Excess of taxes on foreign income over federal
     statutory rate .............................................           86            43           291
   Provision (benefit) resulting from adjustments from
     estimate to actual in estimating taxable income ............        1,072           459        (2,139)
   Alternative minimum tax-credit carryforward benefit ..........         (112)         (151)         (193)
   Change in valuation allowance ................................        4,476          --            --
   Other ........................................................          606          (220)          (58)
                                                                     ---------     ---------     ---------
Income tax provision (benefit) ..................................    $(209,699)    $  40,992     $  26,215
                                                                     =========     =========     =========

NOTE 8 EMPLOYEE BENEFIT PLANS

STOCK OPTION PLANS

     At December 31, 1998, the Company had seven non-qualified stock option plans:

                                                                Authorized                  Available
                                                                  Shares     Outstanding   for Issuance
                                                                ----------    ----------    ----------
1987 Employee Plan .........................................     2,210,000       376,385          --
1994 Employee Plan .........................................     5,265,000     2,090,121          --
1994 Outside Directors Plan ................................       325,000       195,000          --
1994 Long Term Incentive Plan ..............................     3,510,000     2,734,079          --
1996 Long Term Incentive Plan ..............................     2,340,000       947,711          --
1998 Long Term Incentive Plan ..............................     2,900,000     1,850,000       490,000
Long Term Incentive Plan for Non-Executive Employees .......          --       4,474,687          --
                                                                ----------    ----------    ----------
                                                                16,550,000    12,667,983       490,000
                                                                ==========    ==========    ==========

     The plans provide that directors, officers and key employees may be awarded options to purchase Common Stock of the Company at a price equal to the market value of OEI Common Stock on the award date. New options granted will vest over a three-year period. As a result of the Merger, virtually all options outstanding became fully vested and are exercisable by the optionees. On November 23, 1998, the Company cancelled options which had been issued during fiscal year 1998 under the Long Term Incentive Plan for Non-Executive Employees and reissued them at an option price which reflected current market value of the Company's stock as of that date. No compensation expense was recognized by the Company for fiscal year 1998 as a result of the transaction. The following table reflects summarized information about stock options outstanding at December 31, 1998:

                                      Options Outstanding                              Options Exercisable
                       ----------------------------------------------------      ----------------------------------
                                           Weighted
                                           Average            Weighted                                  Weighted
                           Number          Remaining           Average               Number              Average
   Range of             Outstanding       Contractual        Exercisable           Exercisable         Exercisable
 Exercise Price         at 12/31/98     Life (in years)        Price               at 12/31/98           Price
 --------------        --------------   ---------------     ---------------      ---------------    ---------------

$ 2.00 to $ 6.75         2,590,966           5.9              $    4.64           2,590,966          $     4.64
$ 7.60 to $12.00         4,638,285           8.6              $    8.85           1,879,385          $     9.28
$13.80 to $18.37         1,456,746           8.0              $   15.84           1,456,746          $    15.84
$19.50 to $29.25         3,647,886           9.0              $   22.63           1,747,966          $    21.95
$33.90 to $36.55           334,100           8.8              $   33.99             334,100          $    33.99
                        ----------                                                ---------
                        12,667,983                                                8,009,163
                        ==========                                                =========

     A summary of actual options granted and exercised follows:

                                                          1998           1997           1996
                                                      -----------     ----------     ----------
Option shares outstanding -
  Beginning of year ..............................      9,334,600      8,090,322      7,592,666
  Granted ........................................      7,960,300      2,423,590      2,510,690
  Exercised ......................................     (1,084,405)    (1,111,886)    (1,393,281)
  Cancelled ......................................     (3,542,512)       (67,426)      (619,753)
                                                      -----------     ----------     ----------
  End of year ....................................     12,667,983      9,334,600      8,090,322
                                                      ===========     ==========     ==========

Shares available for grant at end of year ........        490,000      2,896,678        678,687
Shares exercisable at end of year ................      8,009,163      4,167,056      3,237,673
Average price of options exercised
  during the year ................................    $      8.07     $     7.07     $     5.78
Average exercise price of options outstanding
  at end of year .................................    $     13.42     $    12.34     $     9.30
Weighted average fair value of options
  granted during the year ........................    $     11.42     $    10.56     $     7.78
Weighted average exercise price for options
  granted during the year ........................    $     17.80     $    20.87     $    15.49

     The Company accounts for these plans under Accounting Principles Board Opinion (APB) Opinion No. 25, Accounting for Stock Issued to Employees, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS 123, Accounting for Stock-Based Compensation, the Company's reported net income (loss) and earnings (loss) per share would have been adjusted to the following pro forma amounts (in thousands, except per share amounts):



                                                For the Years Ended December 31,
                                  --------------------------------------------------------
                                             1998                          1997
                                  -------------------------      -------------------------
                                      As                             As
                                   Reported     Pro Forma         Reported      Pro Forma
                                  -----------   -----------      -----------   -----------
Net income (loss) before
   extraordinary item ........    $(406,879)    $(427,166)       $ 62,220      $  55,302
Net income (loss) after
   extraordinary item ........    $(406,879)    $(427,166)       $ 42,919      $  36,001
Earnings (loss) per
   common share before
   extraordinary item
      Basic ..................    $   (4.04)    $   (4.43)       $   0.67      $    0.59
      Diluted ................    $   (4.04)    $   (4.43)       $   0.64      $    0.57
Earnings (loss) per
   common share after
   extraordinary item
      Basic ..................    $   (4.04)    $   (4.43)       $   0.46      $    0.39
      Diluted ................    $   (4.04)    $   (4.43)       $   0.44      $    0.37




                                   For the Years Ended
                                       December 31,
                                 ------------------------
                                           1996
                                 ------------------------
                                    As
                                  Reported     Pro Forma
                                 -----------  -----------
Net income (loss) before
   extraordinary item ........   $  55,000    $  50,676
Net income (loss) after
   extraordinary item ........   $  55,000    $  50,676
Earnings (loss) per
   common share before
   extraordinary item
      Basic ..................   $    0.65    $    0.60
      Diluted ................   $    0.62    $    0.58
Earnings (loss) per
   common share after
   extraordinary item
      Basic ..................   $    0.65    $    0.60
      Diluted ................   $    0.62    $    0.58



     The fair value of each option is estimated on the date of grant using the Black-Scholes option pricing model, with the following assumptions used for grants in 1998, 1997 and 1996, respectively; risk-free interest rates of 4.73% to 5.75%, 6.16% to 6.83%, and 5.40% to 6.76%; expected dividend yields of 0%, 0% and 0%; expected lives of 5.0 years to 6.5 years, 5.0 years to 6.5 years and 5.0 years to 6.5 years; and expected volatility of 61.03%, 42.67% to 54.13%, and 39.34% to 43.14%. Under SFAS 123, the acceleration of vesting of options due to the Merger resulted in the recognition of all remaining unamortized compensation expense relating to those options.

RESTRICTED STOCK

     On November 24, 1998, the Company, under its 1998 Long Term Incentive Plan, awarded a total of 560,000 shares of restricted stock with a fair market value of $10.25 per share to six executive officers at no cost to the employees. The stock will vest over a period of three years and any unvested shares must be forfeited in the event employment is terminated for any reason other than death, disability or retirement. Upon a change in control of the Company any unvested shares automatically become vested and all restrictions lapse. The Company accounts for this stock in accordance with APB Opinion No. 25.

SAVINGS PLAN

     The Company maintains defined contribution savings plans for the benefit of its U.S. employees. During 1998, 1997 and 1996, the Company made contributions to the Plans on behalf of all participants totaling $2.3 million, $1.6 million and $1.3 million, respectively.

     Resources maintains a separate group savings plan for its employees. During 1998, 1997 and 1996, this subsidiary contributed $73,000, $76,000, and $67,000, respectively, to the Plan for the benefit of its employees.

NOTE 9  MAJOR CUSTOMERS

     The Company markets its oil and gas production to numerous purchasers under a combination of short and long-term contracts. During 1998, 1997 and 1996, Shell Oil Company accounted for 12%, 21% and 28%, respectively, of the Company's oil and gas revenues. Mobil Sales and Supply Corporation accounted for 15% of the Company's oil and gas revenues in 1998 and 1997 as the purchaser of the Company's production in Equatorial Guinea. During 1998, 1997 and 1996, the Company had no other purchasers that accounted for greater than 10% of its oil and gas revenues. The Company believes that the loss of any single customer would not have a material adverse effect on the results of operations of the Company.

NOTE 10 COMMITMENTS AND CONTINGENCIES

     The Company, as working interest owner, is responsible for payment of its share of plugging and abandonment costs on its properties. As of December 31, 1998, the total future abandonment costs on the Company's oil and gas properties estimated to be incurred were approximately $156.5 million. The estimates of plugging and abandonment costs and their timing may change due to many factors including, among others, actual production results, inflation rates, and changes in environmental laws and regulations.

     In August 1993, the Minerals Management Service (MMS) provided notice to lessees of Outer Continental Shelf (OCS) leases that new levels of lease and area wide bonds would be required effective November 26, 1993, in connection with the plugging and abandoning of wells located offshore and the removal of all production facilities. The coverage is designed to reflect an appropriate balance between encouraging the maximum economic recovery of oil and natural gas from federal offshore leases while providing the federal government an adequate level of protection in the event the lessee defaults on its obligations to properly abandon lease wells and remove platforms and other structures from the property.

     The MMS requires lessees of OCS properties to post bonds in connection with the plugging and abandonment of wells located offshore and the removal of all production facilities. Operators in the OCS waters of the Gulf of Mexico are currently required to post area wide bonds of $3.0 million or $500,000 per producing lease and supplemental bonds at the discretion of the MMS. The Company has posted with the MMS an area wide bond of $3.0 million and in 1998 became exempt from supplemental bonding requirements. The Company does not anticipate that the cost of any such bonding requirements will materially affect the Company's financial position. Under certain circumstances, the MMS may require any Company operations on federal leases to be suspended or terminated. Any such suspensions or terminations could have a material adverse effect on the Company's financial condition and operations. The MMS also intends to adopt financial responsibility regulations under the Oil Pollution Act of 1990 (OPA). The OPA regulations impose a variety of regulations on "responsible parties" related to the prevention of oil spills and liability for damages resulting from such spills in United States waters. A "responsible party" includes the owner or operator of a facility or vessel, or the lessee or permittee of an area in which an offshore facility is located. The OPA assigns liability to each responsible party for oil removal costs and a variety of public and private damages. While liability limits apply in some circumstances, a party cannot take advantage of liability limits if the spill was caused by gross negligence or willful misconduct or resulted from violation of a federal safety, construction or operating regulation. If the party fails to report a spill or to cooperate fully in the cleanup, liability limits likewise do not apply. Few defenses exist to the liability imposed by the OPA.

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

     The Company has entered into operating leases for office space and equipment for which $3.6 million, $3.1 million, and $1.9 million, in rental expense has been included in the accompanying financial statements for the years ended December 31, 1998, 1997 and 1996, respectively. Future minimum rental payments required for the years ending December 31, 1999 through 2003 are $3.0 million, $3.1 million, $3.4 million, $3.4 million and $3.6 million, respectively.

     Resources has an agreement with Nova Corporation, a natural gas pipeline company, to transport specified quantities of natural gas. Future minimum transportation expense payments required for years ending December 31, 1999 through 2003 are $0.9 million, $0.6 million, $0.5 million, $0.3 million and $0.3 million, respectively.

     The Company has entered into agreements for transportation of specified quantities of natural gas across Canada for sales to the Great Lakes region. Future minimum transportation expense payments required for years ending December 31, 1999 through 2003 are $5.4 million, $3.0 million, $3.0 million, $2.8 million, and $1.6 million, respectively.

NOTE 11 RELATED PARTY TRANSACTIONS

     The Company currently conducts a portion of its oil and gas activities in conjunction with a group of institutional and corporate investors that participate in certain of the Company's acquisition, development and exploration programs, and provide the Company with certain carried interests and management fees. Management fee income of $3.0 million, $3.0 million and $1.8 million, related to the years ended December 31, 1998, 1997 and 1996, respectively, is included in the Consolidated Statement of Income.

     During 1998, 1997 and 1996, the Company paid $0.8 million, $1.5 million and $1.4 million, respectively, to an affiliate of a stockholder associated with an overriding royalty interest owned by it.

     In 1996, the Company executed agreements with various entities controlled by two former directors of UMC covering coventures in Pakistan, Bangladesh and possible other international exploration opportunities.

     Effective November 1, 1995, the Company entered into a consulting agreement for geological services with a party related to an officer of the Company. The original term of this agreement expired on October 31, 1997, and the term was extended such that the new expiration date of the agreement was October 31, 1999. In 1998, 1997, and 1996, the Company paid $134,823, $107,952, and
$110,565, respectively, relating to the agreement.

     All transactions with the aforementioned entities are under normal industry terms and conditions.

NOTE 12 LITIGATION AND CLAIMS

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

NOTE 13 CREDIT RISK AND PRICE PROTECTION AGREEMENTS

TRADE RECEIVABLES AND PAYABLES

     Substantially all of the Company's accounts receivable at December 31, 1998, result from oil and gas sales and joint interest billings to other companies in the oil and gas industry and institutional partners. This concentration of customers and joint interest owners may impact the Company's overall credit risk, either positively or negatively, in that these entities may be similarly affected by industry-wide changes in economic or other conditions. Receivables from oil and gas sales are generally not collateralized. Credit losses incurred by the Company on receivables generally have not been significant in prior years.

OIL AND GAS MARKET HEDGES

     The Company's revenues are primarily the result of sales of its oil and natural gas production. Market prices of oil and natural gas fluctuate and may adversely affect operating results. To mitigate this risk, the Company has, from time to time, entered into oil and natural gas price hedging contracts to reduce its exposure to price reductions on its production. These transactions have been entered into with major financial institutions, thereby minimizing credit risk.

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

     The Swap Agreements provide for separate contracts tied to the New York Mercantile Exchange (NYMEX) light sweet oil and natural gas futures contracts. The Company has contracts which contain specific contracted prices (Swaps) that are settled monthly based on the differences between the contract prices and the average NYMEX prices for each month applied to the related contract volumes. To the extent the average NYMEX price exceeds the contract price, the Company pays the spread, and to the extent the contract price exceeds the average NYMEX price the Company receives the spread. In addition, the Company has combined contracts which have agreed upon price floors and ceilings (Costless Collars). To the extent the average NYMEX price exceeds the contract ceiling, the Company pays the spread between the ceiling and the average NYMEX price applied to the related contract volumes. To the extent the contract floor exceeds the average NYMEX price, the Company receives the spread between the contract floor and the average NYMEX price applied to the related contract volumes. Under the terms of the Swap Agreements, certain counterparties have extended the Company a $5 million line of credit for use in conjunction with its hedging activities. As of December 31, 1998, the Company had no outstanding oil or natural gas Swaps and the fair market value of the natural gas Costless Collars was approximately $7.3 million.

     As of December 31, 1998, the Company's open forward position on its outstanding natural gas Costless Collars was as follows:

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

     These Collars were cancelled in January 1999, resulting in net proceeds of $6.9 million. The Company currently has no outstanding hedging arrangements.

     The results of hedging increased (decreased) natural gas and oil revenues by $24.5 million, ($1.3) million and ($22.6) million for the years ended December 31, 1998, 1997 and 1996, respectively.

NOTE 14 FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments consist of cash and cash equivalents, short-term trade receivables and payables, long-term debt, interest rate hedging agreements and natural gas and oil hedging agreements. As of December 31, 1998 and 1997, the fair market values of the Company's financial instruments are shown below:

     CASH, TRADE RECEIVABLES AND PAYABLES: The carrying amount approximates fair market value due to the highly liquid nature of these short-term instruments.

     OEI CREDIT FACILITY: As of December 31, 1998, the carrying amount of the OEI Credit Facility approximates fair value due to the nature of the facility, whereby the interest rates offered by the member banks are floating rates which reflect market rates.

     REVOLVING CREDIT FACILITY: As of December 31, 1997, the carrying amount of the Revolving Credit Facility approximated fair value due to the nature of the facility, whereby the interest rates offered by the member banks are floating rates which reflect market rates.

     GLOBAL CREDIT FACILITY: As of December 31, 1997, the carrying amount of the Global Credit Facility approximated fair value due to the nature of the facility, whereby the interest rates offered by the member banks are floating rates which reflect market rates.

     13 1/2% SENIOR NOTES: As of December 31, 1998 and 1997, the carrying amount of the 13 1/2% Notes was $0.2 million and the fair value was $0.3 million.

     8 1/4% SENIOR NOTES: As of December 31, 1998, the carrying amount of the 8 1/4% Notes was $125.0 million and the fair value was $116.3 million.

     7 5/8% SENIOR NOTES: As of December 31, 1998, the carrying amount of the 7 5/8% Notes was $125.0 million and the fair value was $120.0 million.

     10 3/8% SENIOR SUBORDINATED NOTES: As of December 31, 1998 and 1997, the carrying amount of the 10 3/8% Notes was $150.0 million and the fair value was $157.5 million and $164.3 million, respectively.

     9 3/4% SENIOR SUBORDINATED NOTES: As of December 31, 1998 and 1997, the carrying amount of the 9 3/4% Notes was $159.3 million and $159.2 million, respectively, and the fair value was $164.1 million and $175.6 million, respectively.

     8 7/8% SENIOR SUBORDINATED NOTES: As of December 31, 1998 and 1997, the carrying amount of the 8 7/8% Notes was $199.7 million and the fair value was $193.7 million and $212.5 million, respectively.

     8 3/8% SENIOR SUBORDINATED NOTES: As of December 31, 1998, the carrying amount of the 8 3/8% Notes was $250.0 million and the fair value was $233.8 million.

     NATURAL GAS AND OIL HEDGING AGREEMENTS: The fair market value of the natural gas and oil hedging contracts at December 31, 1998 and 1997, was $7.3 million and $6.8 million, respectively.

NOTE 15 GEOGRAPHIC DATA

     The Company is an independent oil and gas company engaged in the exploration, development, production and acquisition of oil and natural gas properties. Information about the Company's operations by geographic area for the years ended December 31, 1998, 1997, and 1996 is as follows (in thousands):


                                                  UNITED                     COTE        EQUATORIAL         OTHER
                                                   STATES        CANADA    D'IVOIRE        GUINEA       INTERNATIONAL    TOTAL
                                                 ----------   ----------   ----------    ----------     -------------  ----------
YEAR ENDED DECEMBER 31, 1998
   Revenues .................................    $  403,853   $   19,233   $   25,953    $   74,220     $     --       $  523,259
   Depreciation, depletion and amortization .    $  224,154   $    7,442   $   12,049    $   50,178     $       82     $  293,905
   Write-down of oil and gas properties .....    $  435,768   $     --     $   43,723    $   60,424     $     --       $  539,915
   Operating profit (loss) ..................    $ (431,585)  $    3,874   $  (37,660)   $  (49,393)    $      (82)    $ (514,846)
   Capital expenditures .....................    $  614,381   $   29,192   $   77,316    $  174,664     $   70,931     $  966,484
   Identifiable assets ......................    $1,383,843   $   87,495   $  160,606    $  295,897     $   79,119     $2,006,960

YEAR ENDED DECEMBER 31, 1997
   Revenues .................................    $  426,901   $   18,629   $   27,803    $   78,861     $     --       $  552,194
   Depreciation, depletion and amortization .    $  179,492   $    7,642   $   14,638    $   46,600     $       51     $  248,423
   Operating profit (loss) ..................    $  111,514   $    3,392   $    7,564    $   26,740     $      (51)    $  149,159
   Capital expenditures .....................    $  642,756   $   27,832   $   56,931    $  127,074     $    4,094     $  858,687
   Identifiable assets ......................    $1,563,384   $   52,619   $    4,684    $   30,897     $   (8,589)    $1,642,995

YEAR ENDED DECEMBER 31, 1996
   Revenues .................................    $  334,485   $   17,238   $   22,680    $   21,431     $     --       $  395,834
   Depreciation, depletion and amortization .    $  122,651   $    4,910   $    9,129    $   10,916     $       37     $  147,643
   Operating profit (loss) ..................    $  102,309   $    5,200   $    8,181    $    6,776     $      (37)    $  122,429
   Capital expenditures .....................    $  326,821   $    8,254   $   18,588    $   85,557     $    2,489     $  441,709
   Identifiable assets ......................    $1,035,540   $   45,887   $   14,459    $   26,901     $   (1,546)    $1,121,241

NOTE 16 DISCLOSURE OF OIL AND GAS OPERATIONS (UNAUDITED)

PROVED RESERVES

     Substantially all reserve estimates presented herein were prepared by either Ryder Scott Company, Netherland, Sewell & Associates, Inc., or McDaniel & Associates Consultants Ltd., independent petroleum engineers. The Company cautions that there are many uncertainties inherent in estimating proved reserve quantities, in projecting future production rates and in the timing of future development expenditures. In addition, reserve estimates of new discoveries are more imprecise than those of properties with a production history. Accordingly, these estimates are subject to change as additional information becomes available.

     Proved oil and gas reserves are the estimated quantities of oil, condensate, natural gas and natural gas liquids that geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed oil and gas reserves are those reserves expected to be recovered through existing wells with existing equipment and operating methods.

     Information presented for the Company's international locations relates to contract interests held in multiple production sharing contracts between the Company, its joint venture partners and the governments of Cote d'Ivoire and Equatorial Guinea. The Company has no ownership interest in the oil and gas reserves but does have the right to share revenues and/or production and is entitled to recover most field and other operating costs. The reserve estimates are subject to revision as prices fluctuate due to the cost recovery feature under the production sharing contract.

     Net quantities of proved reserves and proved developed reserves of oil (including condensate and natural gas liquids) and natural gas, as well as the changes in proved reserves during the periods indicated, are set forth in the tables below:

                                                                                              EQUATORIAL
                                          UNITED STATES       CANADA        COTE D'IVOIRE       GUINEA            TOTAL
                                          -------------    -------------    -------------    -------------    -------------
NATURAL GAS (MMcf)
PROVED:
   December 31, 1995 ..................         381,230           62,438           82,461               --          526,129
   Revisions of previous estimates ....          43,640           (3,764)           7,848               --           47,724
   Extensions, discoveries and
     other additions ..................          53,960            8,567            2,488               --           65,015
   Purchases ..........................          53,040              894               --               --           53,934
   Sales of reserves-in-place .........         (19,178)             (15)              --               --          (19,193)
   Production (sold by the Company) ...         (66,439)          (5,339)          (2,387)              --          (74,165)
   Production (consumed by
     the Company) .....................          (3,363)              --               --               --           (3,363)
                                          -------------    -------------    -------------    -------------    -------------
   December 31, 1996 ..................         442,890           62,781           90,410               --          596,081
   Revisions of previous estimates ....          38,557              533           14,174               --           53,264
   Extensions, discoveries and
     other additions ..................         110,547           21,102            3,370               --          135,019
   Purchases ..........................          69,740           21,377           33,275               --          124,392
   Sales of reserves-in-place .........         (12,474)            (301)              --               --          (12,775)
   Production (sold by the Company) ...         (81,154)          (7,630)          (4,939)              --          (93,723)
   Production (consumed by
     the Company) .....................          (4,323)              --               --               --           (4,323)
                                          -------------    -------------    -------------    -------------    -------------
   December 31, 1997 ..................         563,783           97,862          136,290                           797,935
   Revisions of previous estimates ....          46,503            2,121           18,256               --           66,880
   Extensions, discoveries and
     other additions ..................         126,388           15,262              566               --          142,216
   Purchases ..........................          35,291            7,308           20,455               --           63,054
   Sales of reserves-in-place .........            (243)          (1,414)              --               --           (1,657)
   Production (sold by the Company) ...         (99,346)         (10,135)          (7,824)              --         (117,305)
   Production (consumed by
     the Company) .....................          (5,357)              --               --               --           (5,357)
                                          -------------    -------------    -------------    -------------    -------------
   December 31, 1998 ..................         667,019          111,004          167,743               --          945,766
                                          =============    =============    =============    =============    =============

PROVED DEVELOPED:
   December 31, 1996 ..................         355,421           62,781           21,433               --          439,635
                                          =============    =============    =============    =============    =============
   December 31, 1997 ..................         446,472           97,862           40,313               --          584,647
                                          =============    =============    =============    =============    =============
   December 31, 1998 ..................         476,522          105,401           49,891               --          631,814
                                          =============    =============    =============    =============    =============

OIL (MBbls)
PROVED:
   December 31, 1995 ..................          50,376            4,782            7,354            3,756           66,268
   Revisions of previous estimates ....           5,351             (297)          (2,538)           1,564            4,080
   Extensions, discoveries and
     other additions ..................           9,867              530              228           15,587           26,212
   Purchases ..........................          12,334                4               --               --           12,338
   Sales of reserves-in-place .........          (1,040)          (1,009)              --               --           (2,049)
   Production .........................          (9,171)            (511)            (894)            (967)         (11,543)
                                          -------------    -------------    -------------    -------------    -------------
   December 31, 1996 ..................          67,717            3,499            4,150           19,940           95,306
   Revisions of previous estimates ....             404              192              854              441            1,891
   Extensions, discoveries and
     other additions ..................          16,809              181              218           24,086           41,294
   Purchases ..........................          17,344               45            1,062               --           18,451
   Sales of reserves-in-place .........          (1,167)             (95)              --               --           (1,262)
   Production .........................         (12,159)            (439)          (1,027)          (4,453)         (18,078)
                                          -------------    -------------    -------------    -------------    -------------
   December 31, 1997 ..................          88,948            3,383            5,257           40,014          137,602
   Revisions of previous estimates ....         (11,818)             397              902           (1,659)         (12,178)
   Extensions, discoveries and
     other additions ..................          14,515              230              373            9,230           24,348
   Purchases ..........................           6,256              360              986               --            7,602
   Sales of reserves-in-place .........            (305)             (20)              --               --             (325)
   Production .........................         (14,660)            (450)          (1,081)          (6,537)         (22,728)
                                          -------------    -------------    -------------    -------------    -------------
   December 31, 1998 ..................          82,936            3,900            6,437           41,048          134,321
                                          =============    =============    =============    =============    =============

PROVED DEVELOPED:
   December 31, 1996 ..................          53,148            3,499            1,926            4,353           62,926
                                          =============    =============    =============    =============    =============
   December 31, 1997 ..................          70,632            3,383            1,861           11,482           87,358
                                          =============    =============    =============    =============    =============
   December 31, 1998 ..................          64,183            3,900            2,251           10,620           80,954
                                          =============    =============    =============    =============    =============

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The following table sets forth the standardized measure of the discounted future net cash flows attributable to the Company's proved oil and gas reserves. Future cash inflows were computed by applying year-end prices of oil and gas to the estimated future production of proved oil and gas reserves. Gas prices were escalated only where existing contracts contained fixed and determinable escalation clauses. Contractually provided gas prices in excess of estimated market clearing prices were used in computing the future cash inflows only if the Company expects to continue to receive higher prices under legally enforceable contract terms. Future prices actually received may differ from the estimates in the standardized measure.

     Future production and development costs represent the estimated future expenditures (based on current costs) to be incurred in developing and producing the proved reserves, assuming continuation of existing economic conditions. Future income tax expenses were computed by applying statutory income tax rates to the difference between pre-tax net cash flows relating to the Company's proved oil and gas reserves and the tax basis of proved oil and gas properties. In addition, the effects of statutory depletion in excess of tax basis, available net operating loss carryforwards and investment tax credit carryforwards were used in computing future income tax expense. The resulting annual net cash inflows were then discounted using a 10% annual rate (in thousands):

                                                                                                EQUATORIAL
                                            UNITED STATES       CANADA        COTE D'IVOIRE       GUINEA         TOTAL(1)(2)
                                            -------------    -------------    -------------    -------------    -------------
AT DECEMBER 31, 1996
   Future cash inflows ..................   $   3,235,416    $     206,041    $     305,988    $     450,785    $   4,198,230
                                            -------------    -------------    -------------    -------------    -------------
   Future production, development and
     abandonment costs ..................       1,339,933           60,494          128,884          255,055        1,784,366
   Future income taxes ..................         425,786           44,263           45,833           49,782          565,664
                                            -------------    -------------    -------------    -------------    -------------
     Total future costs .................       1,765,719          104,757          174,717          304,837        2,350,030
                                            -------------    -------------    -------------    -------------    -------------
   Future net cash inflows ..............       1,469,697          101,284          131,271          145,948        1,848,200
   Discount at 10% per annum ............        (397,980)         (42,431)         (40,465)         (40,810)        (521,686)
                                            -------------    -------------    -------------    -------------    -------------
   Standardized measure of discounted
     future net cash flows ..............   $   1,071,717    $      58,853    $      90,806    $     105,138    $   1,326,514
                                            =============    =============    =============    =============    =============

AT DECEMBER 31, 1997
   Future cash inflows ..................   $   2,765,682    $     178,899    $     384,217    $     573,360    $   3,902,158
                                            -------------    -------------    -------------    -------------    -------------
   Future production, development and
     abandonment costs ..................       1,361,424           60,612          195,764          351,572        1,969,372
   Future income taxes ..................         188,623           26,464           41,001           37,417          293,505
                                            -------------    -------------    -------------    -------------    -------------
     Total future costs .................       1,550,047           87,076          236,765          388,989        2,262,877
                                            -------------    -------------    -------------    -------------    -------------
   Future net cash inflows ..............       1,215,635           91,823          147,452          184,371        1,639,281
   Discount at 10% per annum ............        (274,783)         (35,489)         (58,883)         (49,719)        (418,874)
                                            -------------    -------------    -------------    -------------    -------------
   Standardized measure of discounted
     future net cash flows ..............   $     940,852    $      56,334    $      88,569    $     134,652    $   1,220,407
                                            =============    =============    =============    =============    =============

AT DECEMBER 31, 1998
   Future cash inflows ..................   $   2,115,600    $     217,662    $     328,562    $     416,710    $   3,078,534
                                            -------------    -------------    -------------    -------------    -------------
   Future production, development and
     abandonment costs ..................       1,138,206           66,760          216,576          303,977        1,725,519
   Future income taxes ..................          47,056           28,259            6,735               --           82,050
                                            -------------    -------------    -------------    -------------    -------------
     Total future costs .................       1,185,262           95,019          223,311          303,977        1,807,569
                                            -------------    -------------    -------------    -------------    -------------
   Future net cash inflows ..............         930,338          122,643          105,251          112,733        1,270,965
   Discount at 10% per annum ............        (245,465)         (40,626)         (43,207)         (37,844)        (367,142)
                                            -------------    -------------    -------------    -------------    -------------
   Standardized measure of discounted
     future net cash flows ..............   $     684,873    $      82,017    $      62,044    $      74,889    $     903,823
                                            =============    =============    =============    =============    =============

(1) Total future net cash flows before income taxes are $1,353,000, $1,933,000 and $2,414,000 as of December 31, 1998, 1997 and 1996, respectively.

(2) Total future net cash flows before income taxes discounted at 10% per annum are $917,000, $1,343,000 and $1,660,000, as of December 31, 1998, 1997 and
     1996, respectively.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS

    The following are the principal sources of change in the standardized measure of discounted future net cash flows (in thousands):

                                                                1998           1997           1996
                                                             -----------    -----------    -----------
Beginning balance ........................................   $ 1,220,407    $ 1,326,514    $   667,941
                                                             -----------    -----------    -----------
Revisions to reserves proved in prior years -
  Net changes in prices and production costs .............      (507,478)      (793,915)       547,292
  Net changes due to revisions in quantity estimates .....       (19,572)        72,113        142,229
  Net changes in estimated future development costs ......       236,170         75,484         19,698
  Accretion of discount ..................................       133,906        149,599         70,889
  Changes in production rates (timing) and other .........      (110,424)      (106,198)      (113,080)
                                                             -----------    -----------    -----------
      Total revisions ....................................      (267,398)      (602,917)       667,028
New field discoveries and extensions, net of future
  production and development costs .......................       126,854        558,737        437,284
Purchases of reserves in-place ...........................        47,290        180,707        153,155
Sale of reserves in-place ................................          (377)       (28,976)       (23,569)
Sales of oil and gas produced, net of production costs ...      (333,978)      (424,286)      (314,592)
Net change in income taxes ...............................       111,025        210,628       (260,733)
                                                             -----------    -----------    -----------
  Net change in standardized measure of discounted
   future net cash flows .................................      (316,584)      (106,107)       658,573
                                                             -----------    -----------    -----------
Ending balance ...........................................   $   903,823    $ 1,220,407    $ 1,326,514
                                                             ===========    ===========    ===========

SUPPLEMENTAL OIL AND GAS DISCLOSURES (IN THOUSANDS)

     The following table sets forth revenue and direct cost, excluding interest expense, general and administrative expense and other items, information relating to the Company's oil and gas exploration and production activities. The Company has no long-term supply or purchase agreements with governments or authorities in which it acts as producer.

                                                   1998         1997        1996
                                                 ---------    ---------   ---------
UNITED STATES
  Oil and gas revenues .......................   $ 402,301    $ 423,935   $ 333,255
                                                 ---------    ---------   ---------
  Operating costs:
  Production cost ............................     136,152      107,191      84,088
  Depreciation, depletion and amortization ...     224,154      179,492     122,651
  Write-down of oil and gas properties .......     435,768           --          --
  Income tax provision (benefit) .............    (149,634)      52,156      48,076
                                                 ---------    ---------   ---------
                                                   646,440      338,839     254,815
                                                 ---------    ---------   ---------
      Results of operations ..................   $(244,139)   $  85,096   $  78,440
                                                 =========    =========   =========

COTE D'IVOIRE
  Oil and gas revenues .......................   $  26,397    $  27,803   $  22,680
                                                 ---------    ---------   ---------
  Operating costs:
  Production cost ............................       7,837        5,602       5,370
  Depreciation, depletion and amortization ...      12,049       14,638       9,129
  Write-down of oil and gas properties .......      43,723
  Income tax provision (benefit) .............     (14,141)       2,874       3,109
                                                 ---------    ---------   ---------
                                                    49,468       23,114      17,608
                                                 ---------    ---------   ---------
      Results of operations ..................   $ (23,071)   $   4,689   $   5,072
                                                 =========    =========   =========

EQUATORIAL GUINEA AND OTHER FOREIGN
  Oil and gas revenues .......................   $  74,220    $  78,861   $  21,430
                                                 ---------    ---------   ---------
  Operating costs:
  Production cost ............................      13,010        5,520       3,738
  Depreciation, depletion and amortization ...      50,260       46,651      10,953
  Write-down of oil and gas properties .......      60,424
  Income tax provision (benefit) .............     (18,800)      10,142       2,561
                                                 ---------    ---------   ---------
                                                   104,894       62,313      17,252
                                                 ---------    ---------   ---------
      Results of operations ..................   $ (30,674)   $  16,548   $   4,178
                                                 =========    =========   =========

CANADA
  Oil and gas revenues .......................   $  19,232    $  18,595   $  17,615
                                                 ---------    ---------   ---------
  Operating costs:
  Production cost ............................       5,875        6,081       5,200
  Depreciation, depletion and amortization ...       7,442        7,642       4,910
  Income tax provision (benefit) .............       2,248        1,851       2,852
                                                 ---------    ---------   ---------
                                                    15,565       15,574      12,962
                                                 ---------    ---------   ---------
      Results of operations ..................   $   3,667    $   3,021   $   4,653
                                                 =========    =========   =========

TOTAL
  Oil and gas revenues .......................   $ 522,150    $ 549,194   $ 394,980
                                                 ---------    ---------   ---------
  Operating costs:
  Production cost ............................     162,874      124,394      98,396
  Depreciation, depletion and amortization ...     293,905      248,423     147,643
  Write-down of oil and gas properties .......     539,915           --          --
  Income tax provision (benefit) .............    (180,327)      67,023      56,598
                                                 ---------    ---------   ---------
                                                   816,367      439,840     302,637
                                                 ---------    ---------   ---------
      Results of operations ..................   $(294,217)   $ 109,354   $  92,343
                                                 =========    =========   =========

NOTE 17  SUPPLEMENTAL GUARANTOR INFORMATION

     Ocean Louisiana, the Company's only direct subsidiary, has unconditionally guaranteed the full and prompt performance of the Company's obligations under the 10 3/8% Notes, the 13 1/2%, the 9 3/4% Notes and the 8 7/8% Notes and related indentures, including the payment of principal, premium (if any) and interest. None of the referenced indentures places significant restrictions on a wholly-owned subsidiaries' ability to make distributions to the parent. Other than intercompany arrangements and transactions, the consolidated financial statements of Ocean Louisiana are equivalent in all material respects to those of the Company and therefore the separate consolidated financial statements of Ocean Louisiana are not material to investors and have not been included herein. However, in an effort to provide meaningful financial data relating to the guarantor (i.e., Ocean Louisiana on an unconsolidated basis), the following condensed consolidating financial information has been provided following the policies set forth below:

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

SUPPLEMENTAL CONSOLIDATING STATEMENT OF INCOME
For the years ended December 31, 1998, 1997 and 1996
(In thousands)

                                                                   UNCONSOLIDATED
                                                  -----------------------------------------------
                                                                     GUARANTOR      NON-GUARANTOR    CONSOLIDATED
                                                       OEI           SUBSIDIARY      SUBSIDIARY           OEI
                                                  -------------    -------------    -------------    -------------
1998
Revenues ......................................   $          --    $     306,670    $     216,589    $     523,259
                                                  -------------    -------------    -------------    -------------
Costs and expenses:
   Production costs ...........................              --           99,347           63,527          162,874
   General and administrative .................             249           35,193            5,969           41,411
   Depreciation, depletion and amortization ...              --          160,353          133,552          293,905
   Write-down of oil and gas properties .......              --          399,768          140,147          539,915
                                                  -------------    -------------    -------------    -------------
Loss from operations ..........................            (249)        (387,991)        (126,606)        (514,846)
   Interest income (expense), net .............         (36,545)         (42,950)          16,643          (62,852)
   Merger costs ...............................              --          (39,000)              --          (39,000)
   Other credits, net .........................              --               96               24              120
                                                  -------------    -------------    -------------    -------------
Loss before income taxes ......................         (36,794)        (469,845)        (109,939)        (616,578)
Income tax benefit ............................          16,847          151,444           41,408          209,699
                                                  -------------    -------------    -------------    -------------

Net loss ......................................   $     (19,947)   $    (318,401)   $     (68,531)   $    (406,879)
                                                  =============    =============    =============    =============

1997
Revenues ......................................   $          --    $     343,263    $     208,931    $     552,194
                                                  -------------    -------------    -------------    -------------
Costs and expenses:
   Production costs ...........................              --           78,924           45,470          124,394
   General and administrative .................             120           23,003            7,095           30,218
   Depreciation, depletion and amortization ...              --          125,003          123,420          248,423
                                                  -------------    -------------    -------------    -------------
Income (loss) from operations .................            (120)         116,333           32,946          149,159
   Interest income (expense), net .............         (16,115)         (65,670)          32,651          (49,134)
   Other credits, net .........................              --            2,753              434            3,187
                                                  -------------    -------------    -------------    -------------
Income (loss) before income taxes .............         (16,235)          53,416           66,031          103,212
Income tax benefit (provision) ................          20,585          (57,556)          (4,021)         (40,992)
Extraordinary item, net of taxes ..............              --          (19,301)              --          (19,301)
                                                  -------------    -------------    -------------    -------------

Net income (loss) .............................   $       4,350    $     (23,441)   $      62,010    $      42,919
                                                  =============    =============    =============    =============

1996
Revenues ......................................   $          --    $     248,495    $     147,339    $     395,834
                                                  -------------    -------------    -------------    -------------
Costs and expenses:
   Production costs ...........................              --           52,018           46,378           98,396
   General and administrative .................             180           19,657            7,529           27,366
   Depreciation, depletion and amortization ...              --           91,809           55,834          147,643
                                                  -------------    -------------    -------------    -------------
Income (loss) from operations .................            (180)          85,011           37,598          122,429
   Interest income (expense), net .............          18,052          (50,021)          (8,796)         (40,765)
   Other credits, net .........................              --             (639)             190             (449)
                                                  -------------    -------------    -------------    -------------
Income before income taxes ....................          17,872           34,351           28,992           81,215
Income tax provision ..........................          (6,208)         (12,886)          (7,121)         (26,215)
                                                  -------------    -------------    -------------    -------------

Net income ....................................   $      11,664    $      21,465    $      21,871    $      55,000
                                                  =============    =============    =============    =============

SUPPLEMENTAL CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 1998 and 1997
(In thousands)

                                                                   UNCONSOLIDATED
                                                   ---------------------------------------------
                                                                     GUARANTOR     NON-GUARANTOR     ELIMINATING     CONSOLIDATED
                                                        OEI          SUBSIDIARY    SUBSIDIARIES        ENTRIES            OEI
                                                   -------------   -------------   -------------    -------------    -------------
1998
ASSETS
Current assets .................................   $          --   $      49,680   $     104,101    $          --    $     153,781
Intercompany investments .......................       1,645,933         174,608        (410,255)      (1,410,286)              --
Property and equipment, net ....................              --         674,598         907,041               --        1,581,639
Other assets ...................................          24,686         214,868          31,986               --          271,540
                                                   -------------   -------------   -------------    -------------    -------------
  Total assets .................................   $   1,670,619   $   1,113,754   $     632,873    $  (1,410,286)   $   2,006,960
                                                   =============   =============   =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ............................   $      31,271   $     187,878   $      18,033    $          --    $     237,182
Long-term debt .................................       1,009,274         357,000           5,616               --        1,371,890
Deferred credits and other liabilities .........              --             981          19,964               --           20,945
Stockholders' equity ...........................         630,074         567,895         589,260       (1,410,286)         376,943
                                                   -------------   -------------   -------------    -------------    -------------
  Total liabilities and stockholders' equity ...   $   1,670,619   $   1,113,754   $     632,873    $  (1,410,286)   $   2,006,960
                                                   =============   =============   =============    =============    =============

1997
ASSETS
Current assets .................................   $      11,480   $      50,658   $     109,234    $     (11,478)   $     159,894
Intercompany investments .......................       1,094,737         369,982         (54,437)      (1,410,282)              --
Property and equipment, net ....................              --         672,560         751,277               --        1,423,837
Other assets ...................................           5,395          68,906         (15,037)              --           59,264
                                                   -------------   -------------   -------------    -------------    -------------
  Total assets .................................   $   1,111,612   $   1,162,106   $     791,037    $  (1,421,760)   $   1,642,995
                                                   =============   =============   =============    =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities ............................   $      14,804   $     114,167   $     103,386    $     (11,478)   $     220,879
Long-term debt .................................         509,152         147,800          15,346               --          672,298
Deferred credits and other liabilities .........              --          13,848          10,633               --           24,481
Stockholders' equity ...........................         587,656         886,291         661,672       (1,410,282)         725,337
                                                   -------------   -------------   -------------    -------------    -------------
  Total liabilities and stockholders' equity ...   $   1,111,612   $   1,162,106   $     791,037    $  (1,421,760)   $   1,642,995
                                                   =============   =============   =============    =============    =============

SUPPLEMENTAL CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the years ended December 31, 1998, 1997 and 1996
(In thousands)

                                                                               UNCONSOLIDATED
                                                               -----------------------------------------------
                                                                                 GUARANTOR       NON-GUARANTOR    CONSOLIDATED
                                                                    OEI          SUBSIDIARY      SUBSIDIARIES         OEI
                                                               -------------    -------------    -------------    -------------
1998
Cash flows from operating activities:
   Net loss ................................................   $     (19,947)   $    (318,401)   $     (68,531)   $    (406,879)
   Adjustments to reconcile net income
   (loss) to cash from operating activities ................         (15,157)         414,530          228,857          628,230
   Changes in assets and liabilities .......................          28,030           70,907          (88,088)          10,849
                                                               -------------    -------------    -------------    -------------
     Net cash provided by (used in) operating activities ...          (7,074)         167,036           72,238          232,200
Cash flows provided by investing activities ................              --         (502,399)        (468,266)        (970,665)
Cash flows provided by financing activities ................           7,072          332,710          397,700          737,482
                                                               -------------    -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents .......              (2)          (2,653)           1,672             (983)
Cash and cash equivalents at beginning of period ...........               2            2,653            9,034           11,689
                                                               -------------    -------------    -------------    -------------

Cash and cash equivalents at end of period .................   $          --    $          --    $      10,706    $      10,706
                                                               =============    =============    =============    =============

1997
Cash flows from operating activities:
   Net income (loss) .......................................   $       4,350    $     (23,441)   $      62,010    $      42,919
   Adjustments to reconcile net income
     (loss) to cash from operating activities ..............         (20,033)         165,347          126,754          272,068
   Changes in assets and liabilities .......................              (1)          37,286          (12,597)          24,688
                                                               -------------    -------------    -------------    -------------
     Net cash provided by (used in) operating activities ...         (15,684)         179,192          176,167          339,675
Cash flows used in investing activities ....................              --         (512,911)        (290,768)        (803,679)
Cash flows provided by financing activities ................          15,683          288,854          110,455          414,992
                                                               -------------    -------------    -------------    -------------
Net decrease in cash and cash equivalents ..................              (1)         (44,865)          (4,146)         (49,012)
Cash and cash equivalents at beginning of period ...........               3           47,518           13,180           60,701
                                                               -------------    -------------    -------------    -------------

Cash and cash equivalents at end of period .................   $           2    $       2,653    $       9,034    $      11,689
                                                               =============    =============    =============    =============

1996
Cash flows from operating activities:
   Net income ..............................................   $      11,664    $      21,465    $      21,871    $      55,000
   Adjustments to reconcile net income
     to cash from operating activities .....................           6,746          105,096           62,405          174,247
   Changes in assets and liabilities .......................              40           60,120          (80,094)         (19,934)
                                                               -------------    -------------    -------------    -------------
     Net cash provided by operating activities .............          18,450          186,681            4,182          209,313
Cash flows used in investing activities ....................              --         (326,757)        (101,250)        (428,007)
Cash flows provided by (used in) financing activities ......         (18,478)         180,751          103,324          265,597
                                                               -------------    -------------    -------------    -------------
Net increase (decrease) in cash and cash equivalents .......             (28)          40,675            6,256           46,903
Cash and cash equivalents at beginning of period ...........              31            6,843            6,924           13,798
                                                               -------------    -------------    -------------    -------------

Cash and cash equivalents at end of period .................   $           3    $      47,518    $      13,180    $      60,701
                                                               =============    =============    =============    =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For the information called for by Items 10, 11, 12 and 13, reference is made to the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, and portions of which are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.   FINANCIAL STATEMENTS

     The following financial statements and the Report of Independent Public Accountants are filed as a part of this report on the pages indicated:

                                                                                                                 Page
                                                                                                                 ----
     Report of Independent Public Accountants.................................................................    28
     Consolidated Statement of Income -- For the years ended December 31, 1998, 1997 and 1996..................   29
     Consolidated Balance Sheet -- December 31, 1998 and 1997..................................................   30
     Consolidated Statement of Changes in Stockholders' Equity --
         For the years ended December 31, 1998, 1997 and 1996.................................................    32
     Consolidated Statement of Cash Flows -- For the years ended December 31, 1998, 1997 and 1996..............   33
     Selected Quarterly Financial Data for the years ended December 31, 1998 and 1997.........................    16
     Selected Financial Data for the five years ended December 31, 1998.......................................    15

     (a) 2.   FINANCIAL STATEMENT SCHEDULES

   Financial statement schedules have been omitted because they are not applicable or the information required therein is included elsewhere in the financial statements or notes thereto.

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
    2.1            Agreement and Plan of Merger, dated as of November 24, 1998 among the Company and Seagull Energy Corporation
                   (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on November 25, 1998.

    2.2            Amendment No. 1 to Agreement and Plan of Merger between
                   Seagull Energy Corporation and the Company dated as of December 8, 1998, incorporated by reference to Exhibit 2.2 to Seagull Energy Corporation's Registration Statement on Form
                   S-4 (No. 333-68679) filed with the Securities and Exchange
                   Commission on December 10, 1998.

    3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company's
                   Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31,
                   1998.

    4.1            Certificate of Designations for the Series A Convertible
                   Preferred Stock of Ocean Energy, Inc., incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

    4.2 Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and U.S. Bank Trust National
                   Association, relating to the 8 3/8 Series A Senior
                   Subordinated Notes due 2008 and the 8 3/8 Series B Senior
                   Subordinated Notes due 2008, incorporated by reference to
                   Exhibit 10.22 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the Securities and Exchange
                   Commission on August 14, 1998.


    4.3 Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and Norwest Bank Minnesota, National
                   Association (Norwest Bank) as Trustee, relating to the 7 5/8
                   Senior Notes due 2005, incorporated by reference to Exhibit
                   10.23 to the Company's Form 10-Q for the period ended June
                   30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.

    4.4 Indenture, dated as of July 8, 1998, among the Company, its Subsidiary Guarantors, and Norwest Bank as Trustee, relating to the 8 1/4% Senior Notes due 2018, incorporated by reference to Exhibit 10.24 to the Company's Form 10-Q for the period ended June 30, 1998 filed with the Securities and Exchange Commission on August 14, 1998.

    4.5            Indenture, dated as of July 2, 1997, among Ocean Energy,
                   Inc., the Subsidiary Guarantors Named Therein and State
                   Street Bank and Trust Company, as Trustee, relating to the 8 7/8 Senior Subordinated Notes due 2007, incorporated by reference to Exhibit 4.1 to the Company's Registration
                   Statement on Form S-4 (No. 333-32715) filed with the
                   Securities and Exchange Commission on August 1, 1997.

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

    4.7            Indenture, dated as of October 30, 1995, among Ocean Energy,
                   Inc., a Delaware corporation (successor by merger to United
                   Meridian Corporation), Ocean Energy, Inc., a Louisiana corporation (successor by merger to UMC Petroleum
                   Corporation) and Bank of Montreal Trust Company, as Trustee, relating to the 10 3/8 Senior Subordinated Notes Due 2005, incorporated by reference to Exhibit 4.20 to United Meridian
                   Corporation's Annual Report on Form 10-K for the year ended
                   December 31, 1995.

    4.8            Indenture, dated as of December 1, 1994, among Ocean Energy,
                   Inc. (f/k/a Flores & Rucks, Inc.), the Subsidiary Guarantors
                   Named Therein and Shawmut Bank Connecticut, National
                   Association, as Trustee, relating to the 13 1/2% Senior Notes
                   Due 2004, incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1994.

    4. 9 First Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean
                   Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 8 7/8% Senior Subordinated
                   Notes due 2007, incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on March 31, 1998.

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

    4.11 First Supplemental Indenture, dated as of November 4, 1997, among Ocean Energy, Inc., a Delaware corporation (successor by merger to United Meridian Corporation), Ocean Energy,
                   Inc., a Louisiana corporation (successor by merger to UMC
                   Petroleum Corporation), and First Trust of New York, National
                   Association (successor to Bank of Montreal Trust Company), relating to the 10 3/8% Senior Subordinated Notes Due 2005, incorporated by reference to Exhibit 4.11 of the Company's
                   Form 10-Q for the quarter ended September 30, 1998.

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
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

    4.15 Third Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean
                   Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 13 1/2% Senior Notes due
                   2004, incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on March 31, 1998.

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

   10.3            Petroleum Production Sharing Contract on Block CI-11 dated
                   June 27, 1992 among the Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations
                   Petrolieres de la Cote d'Ivoire (including English translation), incorporated herein by reference to Exhibit
                   10.5 to Amendment No. 3 to United Meridian Corporation's Form
                   S-1 (No. 33-63532) filed with the Securities and Exchange
                   Commission on July 20, 1993.

   10.4            Production Sharing Contract dated August 18, 1992 between the
                   Republic of Equatorial Guinea and United Meridian
                   International Corporation (Area A - Offshore NE Bioco), incorporated herein by reference to Exhibit 10.6 to Amendment
                   No. 1 to United Meridian Corporation's Form S-1 (No.
                   33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

   10.5            Production Sharing Contract dated June 29, 1992 between the
                   Republic of Equatorial Guinea and United Meridian
                   International Corporation (Area B - Offshore NW Bioco), incorporated herein by reference to Exhibit 10.7 to Amendment
                   No. 1 to United Meridian Corporation's Form S-1 (No.
                   33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

   10.6            Production Sharing Contract dated June 29, 1994 between the
                   Republic of Equatorial Guinea and United Meridian
                   International Corporation (Area C - Offshore Bioco), incorporated herein by reference to Exhibit 10.15 to United
                   Meridian Corporation's 1994 Form 10-K filed with the
                   Securities and Exchange Commission on March 10, 1995.

   10.7            Production Sharing Contract on Block CI-01 dated December 5,
                   1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
                   Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.16 to United Meridian Corporation's
                   1994 Form 10-K filed with the Securities and Exchange
                   Commission on March 10, 1995.

   10.8            Production Sharing Contract on Block CI-02 dated December 5,
                   1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
                   Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.17 to United Meridian Corporation's
                   1994 Form 10-K filed with the Securities and Exchange
                   Commission on March 10, 1995.

   10.9            Production Sharing Contract of Block CI-12 dated April 27,
                   1995 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
                   Corporation and others (English translation), incorporated by reference to Exhibit 10.18 to United Meridian Corporation's
                   1995 Form 10-K filed with the Securities and Exchange
                   Commission on March 7, 1996.

   10.10           Production Sharing Contract dated April 5, 1995 between The
                   Republic of Equatorial Guinea and UMIC Equatorial Guinea
                   Corporation (Area D - Offshore Bioco), incorporated by reference to Exhibit 10.20 to United Meridian Corporation's
                   Form 10-Q for the period ended September 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

   10.11 The UMC Petroleum Savings Plan as amended and restated incorporated herein by reference to Exhibit 4.10 to United
                   Meridian Corporation's (UMC) Form S-8 (No. 33-73574) filed with the Securities and Exchange Commission on December 29,
                   1993.

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
   10.12           First Amendment to the UMC Petroleum Savings Plan, as Amended
                   and Restated as of January 1, 1993, dated April 18, 1994,
                   incorporated by reference to Exhibit 10.3 to United Meridian
                   Corporation's 1994 Form 10-K filed with the Securities and
                   Exchange Commission on March 10, 1995.

   10.13 UMC 1987 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 to UMC's
                   Form S-1 (No. 33-63532) filed with the Securities and
                   Exchange Commission on May 28, 1993.

   10.14 Third Amendment to UMC 1987 Nonqualified Stock Option Plan dated November 16, 1993 incorporated herein by reference to
                   Exhibit 10.4 to UMC's 1993 Form 10-K filed with the
                   Securities and Exchange Commission on March 7, 1994.

   10.15 Fourth Amendment to UMC 1987 Nonqualified Stock Option Plan dated April 6, 1994, incorporated by reference to Exhibit
                   10.6 to UMC's 1994 Form 10-K filed with the Securities and
                   Exchange Commission on March 10, 1995.

   10.16 UMC 1994 Employee Nonqualified Stock Option Plan incorporated by reference to Exhibit 4.14 to UMC's Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

   10.17           First Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated November 16, 1994, incorporated by reference to Exhibit 4.11.1 to UMC's Form S-8 (No. 33-86480) filed with the Securities and Exchange Commission on November
                   18, 1994.

   10.18           Second Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated May 22, 1996, incorporated by reference to
                   Exhibit 4.3.2 to UMC's Form S-8 (No. 333-05401) filed with the Securities and Exchange Commission on June 6, 1996.

   10.19           Third Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated November 13, 1996, incorporated by reference to Exhibit 4.3.3 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

   10.20 UMC 1994 Outside Directors' Nonqualified Stock Option Plan incorporated herein by reference to Exhibit 4.15 to UMC's
                   Form S-8 (No. 33-79160) filed with the Securities and
                   Exchange Commission on May 19, 1994.

   10.21           First Amendment to the UMC 1994 Outside Directors'
                   Nonqualified Stock Option Plan dated May 22, 1996, incorporated by reference to Exhibit 4.4.1 to UMC's Form S-8
                   (No. 333-05401) filed with the Securities and Exchange
                   Commission on June 6, 1996.

   10.22           UMC Petroleum Corporation Supplemental Benefit Plan effective
                   January 1, 1994, approved by the Board of Directors on March
                   29, 1994, incorporated by reference to Exhibit 10.10 to UMC's
                   1994 Form 10-K filed with the Securities and Exchange
                   Commission on March 10, 1995.

   10.23           Amendment to United Meridian Corporation 1994 Non-Qualified
                   Stock Option Agreement for Former Employees of General
                   Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf, incorporated by reference to Exhibit
                   10.22 to UMC's Form 10-Q for the period ended September 30,
                   1996 filed with the Securities and Exchange Commission on August 8, 1996.

   10.24           Fourth Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated May 29, 1997, incorporated herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

   10.25           Second Amendment to the UMC 1994 Outside Directors'
                   Nonqualified Stock Option Plan dated November 13, 1996, incorporated herein by reference to Exhibit 4.4 to UMC's Form
                   S-8 (No. 333-28017) filed with the Securities and Exchange
                   Commission on May 29, 1997.

   10.26           Fifth Amendment to the UMC 1987 Nonqualified Stock Option
                   Plan dated November 19, 1997, incorporated by reference to
                   Exhibit 4.7 to UMC's Form S-3 (No. 333-42467) filed with the
                   Securities and Exchange Commission on December 17, 1997.

   10.27           Fifth Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated November 19, 1997, incorporated by reference to Exhibit 4.8 to UMC's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on December
                   17, 1997.

   10.28           Third Amendment to the UMC 1994 Outside Directors'
                   Nonqualified Stock Option Plan dated November 19, 1997, incorporated by reference to Exhibit 4.9 to UMC's Form S-3
                   (No. 333-42467) filed with the Securities and Exchange
                   Commission on December 17, 1997.

   10.29           1994 Long-Term Incentive Plan, incorporated by reference to
                   Exhibit 10.3 to Amendment No. 2 to the Company's Registration
                   Statement on Form S-1 (No. 33-84308) filed with the
                   Securities and Exchange Commission on October 31, 1994.

   10.30 1996 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company's Form S-8
                   (333-45117) filed with the Securities and Exchange Commission on January 29, 1998.

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
   10.31           Long-Term Incentive Plan for Non-Executive Employees, as
                   amended, incorporated by reference to Exhibit 99.1 to the
                   Company's Form S-8 (333-45119) filed with the Securities and
                   Exchange Commission on January 29, 1998.

   10.32 Ocean Energy, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.33*          Amendment No. 1 to Employment Agreement, dated as of November
                   24, 1998, between the Company and John B. Brock.

   10.34*          Amendment No. 1 to Employment Agreement, dated as of November
                   24, 1998, between the Company and James C. Flores.

   10.35           Severance Protection Agreement, dated as of December 20,
                   1997, by and between United Meridian Corporation, UMC
                   Petroleum Corporation and the Executives named therein incorporated by reference to Exhibit 10.1 to United
                   Meridian's Form 8-K filed with the Securities and Exchange
                   Commission on December 23, 1997.

   10.36*          Amendment No. 1 to Severance Protection Agreement, dated as
                   November 24, 1998 by and between the Company and Jonathan M.
                   Clarkson.

   10.37* Second Amended and Restated Global Credit Agreement, dated as of November 20, 1998, among the Company, Chase Bank of Texas,
                   National Association ("Chase Texas") as Administrative Agent
                   Morgan Guaranty Trust Company of new York ("Morgan Guaranty") as syndication Agent, Bank of American National Trust &
                   Savings Association ("Bank of America") as Documentation
                   Agent, Barclays Bank PLC ("Barclays") as Managing Agent, and the other Lenders named therein.

   10.38*          Guaranty Agreement, dated as of November 20, 1998, by Ocean
                   Energy, Inc., a Louisiana corporation, and Chase Texas as
                   Administrative Agent, Morgan Guaranty as Syndication Agent,
                   Bank of America as Documentation Agent, Barclays as Managing
                   Agent, and the other Lenders named therein.

   10.39           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and John B. Brock, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25,
                   1998.

   10.40           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and James C. Flores, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25,
                   1998.

   10.41           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and Flores Family Limited
                   Partnership, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on November 25, 1998.

   10.42           Voting Agreement, dated as of November 24, 1998 between the
                   Company and Prudential Insurance Company of America, incorporated by reference to Exhibit 10.4 to the Company's
                   Form 8-K filed with the Securities and Exchange Commission on November 25, 1998.

   10.43           Voting Agreement, dated as of November 24, 1998 between the
                   Company and James T. Hackett, incorporated by reference to
                   Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25, 1998.

   10.44           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and Barry S. Galt, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25,
                   1998.

   10.45           Amendment No. 2 to Long-Term Incentive Plan for
                   Non-Executive Employees, incorporated by reference to Exhibit
                   99.2 to the Company's Form S-8 (333-49185) filed with the Securities and Exchange Commission on April 1, 1998.

   10.46*          Amendment No. 3 to Long-Term Incentive Plan for
                   Non-Executive Employees, dated as of May 20, 1998.

   10.47           1998 Long-Term Incentive Plan, incorporated by reference to
                   Appendix E to the Company's Joint Proxy Statement Prospectus on Form S-4 (333-43933) filed with the Securities and Exchange Commission on January 9, 1998.

   21.1*           Subsidiaries of Registrant.

   23.1*           Consent of Arthur Andersen LLP.

   23.2*           Consent of Netherland, Sewell & Associates, Inc.

   23.3*           Consent of McDaniel & Associates Consultants, Ltd.

   23.4*           Consent of Ryder Scott Company.

   27.1* Financial Data Schedule, included solely in the form 10-K filed electronically with the Securities and Exchange
                   Commission.

------------

*    Filed herewith

b)      REPORTS ON FORM 8-K

     A Form 8-K dated November 25, 1998 was filed containing the Agreement and Plan of Merger, dated as of November 24, 1998, by and between the Company and Seagull Energy Corporation; the Press Release dated November 25, 1998, containing a description of the Merger; and Voting Agreements.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     REGISTRANT                             OCEAN ENERGY, INC.


         February 15, 1999             By: /s/ John B. Brock
                                           -------------------------------------
                                           John B. Brock
                                           Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

           Signature                                  Title
           ---------                                  -----
/s/ John B. Brock                       Chairman of the Board and Director
---------------------------------
John B. Brock


/s/ James C. Flores                     President, Chief Executive Officer
---------------------------------                and Director
James C. Flores

/s/ James L. Dunlap                   Vice Chairman of the Board and Director
---------------------------------
James L. Dunlap


/s/ Robert L. Belk                                  Director
---------------------------------
Robert L. Belk


/s/ Thomas D. Clark, Jr.                            Director
---------------------------------
Thomas D. Clark, Jr.


/s/ Lodwrick M. Cook                                Director
---------------------------------
Lodwrick M. Cook


/s/ Robert L. Howard                                Director
---------------------------------
Robert L. Howard

/s/ Elvis L. Mason                                  Director
---------------------------------
Elvis L. Mason


/s/ Charles F. Mitchell, M.D.                       Director
---------------------------------
Charles F. Mitchell, M.D.


/s/ David K. Newbigging                             Director
---------------------------------
David K. Newbigging


/s/ William W. Rucks, IV                            Director
---------------------------------
William W. Rucks, IV


/s/ Milton J. Womack                                Director
---------------------------------
Milton J. Womack


/s/ Jonathan M. Clarkson                  Executive Vice President and
---------------------------------            Chief Financial Officer
Jonathan M. Clarkson


/s/ Christopher E. Cragg                  Vice President, Controller and
---------------------------------            Chief Accounting Officer
Christopher E. Cragg

                                INDEX TO EXHIBITS

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
    2.1            Agreement and Plan of Merger, dated as of November 24, 1998 among the Company and Seagull Energy Corporation
                   (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K filed on November 25, 1998.

    2.2            Amendment No.1 to Agreement and Plan of Merger between
                   Seagull Energy Corporation and the Company dated as of December 8, 1998, incorporated by reference to Exhibit 2.2 to Seagull Energy Corporation's Registration Statement on Form
                   S-4 (No. 333-68679) filed with the Securities and Exchange
                   Commission on December 10, 1998.

    3.1 Certificate of Incorporation of the Company, as amended, incorporated by reference to Exhibit 99.1 to the Company's
                   Form 8-K filed with the Securities and Exchange Commission on March 31, 1998.

    3.2 Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 99.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on March 31,
                   1998.

    4.1            Certificate of Designations for the Series A Convertible
                   Preferred Stock of Ocean Energy, Inc., incorporated by reference to Exhibit 4.1 of the Company's Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998.

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

    4.8            Indenture, dated as of December 1, 1994, among Ocean Energy,
                   Inc. (f/k/a Flores & Rucks, Inc.), the Subsidiary Guarantors
                   Named Therein and Shawmut Bank Connecticut, National
                   Association, as Trustee, relating to the 13 1/2% Senior Notes
                   Due 2004, incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended
                   December 31, 1994.

    4. 9 First Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean
                   Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 8 7/8% Senior Subordinated
                   Notes due 2007, incorporated by reference to Exhibit 10.11 to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on March 31, 1998.

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

    4.11 First Supplemental Indenture, dated as of November 4, 1997, among Ocean Energy, Inc., a Delaware corporation (successor by merger to United Meridian Corporation), Ocean Energy,
                   Inc., a Louisiana corporation (successor by merger to UMC
                   Petroleum Corporation), and First Trust of New York, National
                   Association (successor to Bank of Montreal Trust Company), relating to the 10 3/8% Senior Subordinated Notes Due 2005, incorporated by reference to Exhibit 4.11 of the Company's
                   Form 10-Q for the quarter ended September 30, 1998.

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
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

    4.15 Third Supplemental Indenture, dated as of March 27, 1998, among Ocean Energy, Inc., a Delaware corporation, Ocean
                   Energy, Inc., a Louisiana corporation, and State Street Bank and Trust Company, relating to the 13 1/2% Senior Notes due
                   2004, incorporated by reference to Exhibit 10.9 to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on March 31, 1998.

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

   10.3            Petroleum Production Sharing Contract on Block CI-11 dated
                   June 27, 1992 among the Republic of Cote d'Ivoire, UMIC Cote d'Ivoire Corporation and Societe Nationale d'Operations
                   Petrolieres de la Cote d'Ivoire (including English translation), incorporated herein by reference to Exhibit
                   10.5 to Amendment No. 3 to United Meridian Corporation's Form
                   S-1 (No. 33-63532) filed with the Securities and Exchange
                   Commission on July 20, 1993.

   10.4            Production Sharing Contract dated August 18, 1992 between the
                   Republic of Equatorial Guinea and United Meridian
                   International Corporation (Area A - Offshore NE Bioco), incorporated herein by reference to Exhibit 10.6 to Amendment
                   No. 1 to United Meridian Corporation's Form S-1 (No.
                   33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

   10.5            Production Sharing Contract dated June 29, 1992 between the
                   Republic of Equatorial Guinea and United Meridian
                   International Corporation (Area B - Offshore NW Bioco), incorporated herein by reference to Exhibit 10.7 to Amendment
                   No. 1 to United Meridian Corporation's Form S-1 (No.
                   33-63532) filed with the Securities and Exchange Commission on June 18, 1993.

   10.6            Production Sharing Contract dated June 29, 1994 between the
                   Republic of Equatorial Guinea and United Meridian
                   International Corporation (Area C - Offshore Bioco), incorporated herein by reference to Exhibit 10.15 to United
                   Meridian Corporation's 1994 Form 10-K filed with the
                   Securities and Exchange Commission on March 10, 1995.

   10.7            Production Sharing Contract on Block CI-01 dated December 5,
                   1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
                   Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.16 to United Meridian Corporation's
                   1994 Form 10-K filed with the Securities and Exchange
                   Commission on March 10, 1995.

   10.8            Production Sharing Contract on Block CI-02 dated December 5,
                   1994 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
                   Corporation and Societe Nationale d'Operations Petrolieres de la Cote d'Ivoire (English translation), incorporated by reference to Exhibit 10.17 to United Meridian Corporation's
                   1994 Form 10-K filed with the Securities and Exchange
                   Commission on March 10, 1995.

   10.9            Production Sharing Contract of Block CI-12 dated April 27,
                   1995 among The Republic of Cote d'Ivoire, UMIC Cote d'Ivoire
                   Corporation and others (English translation), incorporated by reference to Exhibit 10.18 to United Meridian Corporation's
                   1995 Form 10-K filed with the Securities and Exchange
                   Commission on March 7, 1996.

   10.10           Production Sharing Contract dated April 5, 1995 between The
                   Republic of Equatorial Guinea and UMIC Equatorial Guinea
                   Corporation (Area D - Offshore Bioco), incorporated by reference to Exhibit 10.20 to United Meridian Corporation's
                   Form 10-Q for the period ended September 30, 1995 filed with the Securities and Exchange Commission on August 10, 1995.

   10.11 The UMC Petroleum Savings Plan as amended and restated incorporated herein by reference to Exhibit 4.10 to United
                   Meridian Corporation's (UMC) Form S-8 (No. 33-73574) filed with the Securities and Exchange Commission on December 29,
                   1993.

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
   10.12           First Amendment to the UMC Petroleum Savings Plan, as Amended
                   and Restated as of January 1, 1993, dated April 18, 1994,
                   incorporated by reference to Exhibit 10.3 to United Meridian
                   Corporation's 1994 Form 10-K filed with the Securities and
                   Exchange Commission on March 10, 1995.

   10.13 UMC 1987 Nonqualified Stock Option Plan, as amended, incorporated herein by reference to Exhibit 10.3 to UMC's
                   Form S-1 (No. 33-63532) filed with the Securities and
                   Exchange Commission on May 28, 1993.

   10.14 Third Amendment to UMC 1987 Nonqualified Stock Option Plan dated November 16, 1993 incorporated herein by reference to
                   Exhibit 10.4 to UMC's 1993 Form 10-K filed with the
                   Securities and Exchange Commission on March 7, 1994.

   10.15 Fourth Amendment to UMC 1987 Nonqualified Stock Option Plan dated April 6, 1994, incorporated by reference to Exhibit
                   10.6 to UMC's 1994 Form 10-K filed with the Securities and
                   Exchange Commission on March 10, 1995.

   10.16 UMC 1994 Employee Nonqualified Stock Option Plan incorporated by reference to Exhibit 4.14 to UMC's Form S-8 (No. 33-79160) filed with the Securities and Exchange Commission on May 19, 1994.

   10.17           First Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated November 16, 1994, incorporated by reference to Exhibit 4.11.1 to UMC's Form S-8 (No. 33-86480) filed with the Securities and Exchange Commission on November
                   18, 1994.

   10.18           Second Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated May 22, 1996, incorporated by reference to
                   Exhibit 4.3.2 to UMC's Form S-8 (No. 333-05401) filed with the Securities and Exchange Commission on June 6, 1996.

   10.19           Third Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated November 13, 1996, incorporated by reference to Exhibit 4.3.3 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

   10.20 UMC 1994 Outside Directors' Nonqualified Stock Option Plan incorporated herein by reference to Exhibit 4.15 to UMC's
                   Form S-8 (No. 33-79160) filed with the Securities and
                   Exchange Commission on May 19, 1994.

   10.21           First Amendment to the UMC 1994 Outside Directors'
                   Nonqualified Stock Option Plan dated May 22, 1996, incorporated by reference to Exhibit 4.4.1 to UMC's Form S-8
                   (No. 333-05401) filed with the Securities and Exchange
                   Commission on June 6, 1996.

   10.22           UMC Petroleum Corporation Supplemental Benefit Plan effective
                   January 1, 1994, approved by the Board of Directors on March
                   29, 1994, incorporated by reference to Exhibit 10.10 to UMC's
                   1994 Form 10-K filed with the Securities and Exchange
                   Commission on March 10, 1995.

   10.23           Amendment to United Meridian Corporation 1994 Non-Qualified
                   Stock Option Agreement for Former Employees of General
                   Atlantic Resources, Inc. dated as of April 16, 1996 among UMC and Donald D. Wolf, incorporated by reference to Exhibit
                   10.22 to UMC's Form 10-Q for the period ended September 30,
                   1996 filed with the Securities and Exchange Commission on August 8, 1996.

   10.24           Fourth Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated May 29, 1997, incorporated herein by reference to Exhibit 4.3.4 to UMC's Form S-8 (No. 333-28017) filed with the Securities and Exchange Commission on May 29, 1997.

   10.25           Second Amendment to the UMC 1994 Outside Directors'
                   Nonqualified Stock Option Plan dated November 13, 1996, incorporated herein by reference to Exhibit 4.4 to UMC's Form
                   S-8 (No. 333-28017) filed with the Securities and Exchange
                   Commission on May 29, 1997.

   10.26           Fifth Amendment to the UMC 1987 Nonqualified Stock Option
                   Plan dated November 19, 1997, incorporated by reference to
                   Exhibit 4.7 to UMC's Form S-3 (No. 333-42467) filed with the
                   Securities and Exchange Commission on December 17, 1997.

   10.27           Fifth Amendment to the UMC 1994 Employee Nonqualified Stock
                   Option Plan dated November 19, 1997, incorporated by reference to Exhibit 4.8 to UMC's Form S-3 (No. 333-42467) filed with the Securities and Exchange Commission on December
                   17, 1997.

   10.28           Third Amendment to the UMC 1994 Outside Directors'
                   Nonqualified Stock Option Plan dated November 19, 1997, incorporated by reference to Exhibit 4.9 to UMC's Form S-3
                   (No. 333-42467) filed with the Securities and Exchange
                   Commission on December 17, 1997.

   10.29           1994 Long-Term Incentive Plan, incorporated by reference to
                   Exhibit 10.3 to Amendment No. 2 to the Company's Registration
                   Statement on Form S-1 (No. 33-84308) filed with the
                   Securities and Exchange Commission on October 31, 1994.

   10.30 1996 Long-Term Incentive Plan, as amended, incorporated by reference to Exhibit 99.1 to the Company's Form S-8
                   (333-45117) filed with the Securities and Exchange Commission on January 29, 1998.

   EXHIBIT
   NUMBER          DESCRIPTION
   -------         -----------
   10.31           Long-Term Incentive Plan for Non-Executive Employees, as
                   amended, incorporated by reference to Exhibit 99.1 to the
                   Company's Form S-8 (333-45119) filed with the Securities and
                   Exchange Commission on January 29, 1998.

   10.32 Ocean Energy, Inc. Deferred Compensation Plan incorporated by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   10.33*          Amendment No. 1 to Employment Agreement, dated as of November
                   24, 1998, between the Company and John B. Brock.

   10.34*          Amendment No. 1 to Employment Agreement, dated as of November
                   24, 1998, between the Company and James C. Flores.

   10.35           Severance Protection Agreement, dated as of December 20,
                   1997, by and between United Meridian Corporation, UMC
                   Petroleum Corporation and the Executives named therein incorporated by reference to Exhibit 10.1 to United
                   Meridian's Form 8-K filed with the Securities and Exchange
                   Commission on December 23, 1997.

   10.36*          Amendment No. 1 to Severance Protection Agreement, dated as
                   November 24, 1998 by and between the Company and Jonathan M.
                   Clarkson.

   10.37* Second Amended and Restated Global Credit Agreement, dated as of November 20, 1998, among the Company, Chase Bank of Texas,
                   National Association ("Chase Texas") as Administrative Agent
                   Morgan Guaranty Trust Company of new York ("Morgan Guaranty") as syndication Agent, Bank of American National Trust &
                   Savings Association ("Bank of America") as Documentation
                   Agent, Barclays Bank PLC ("Barclays") as Managing Agent, and the other Lenders named therein.

   10.38*          Guaranty Agreement, dated as of November 20, 1998, by Ocean
                   Energy, Inc., a Louisiana corporation, and Chase Texas as
                   Administrative Agent, Morgan Guaranty as Syndication Agent,
                   Bank of America as Documentation Agent, Barclays as Managing
                   Agent, and the other Lenders named therein.

   10.39           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and John B. Brock, incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25,
                   1998.

   10.40           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and James C. Flores, incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25,
                   1998.

   10.41           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and Flores Family Limited
                   Partnership, incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Securities and Exchange
                   Commission on November 25, 1998.

   10.42           Voting Agreement, dated as of November 24, 1998 between the
                   Company and Prudential Insurance Company of America, incorporated by reference to Exhibit 10.4 to the Company's
                   Form 8-K filed with the Securities and Exchange Commission on November 25, 1998.

   10.43           Voting Agreement, dated as of November 24, 1998 between the
                   Company and James T. Hackett, incorporated by reference to
                   Exhibit 10.5 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25, 1998.

   10.44           Voting Agreement, dated as of November 24, 1998 between
                   Seagull Energy Corporation and Barry S. Galt, incorporated by reference to Exhibit 10.6 to the Company's Form 8-K filed with the Securities and Exchange Commission on November 25,
                   1998.

   10.45           Amendment No. 2 to Long-Term Incentive Plan for
                   Non-Executive Employees, incorporated by reference to Exhibit
                   99.2 to the Company's Form S-8 (333-49185) filed with the Securities and Exchange Commission on April 1, 1998.

   10.46*          Amendment No. 3 to Long-Term Incentive Plan for
                   Non-Executive Employees, dated as of May 20, 1998.

   10.47           1998 Long-Term Incentive Plan, incorporated by reference to
                   Appendix E to the Company's Joint Proxy Statement Prospectus on Form S-4 (333-43933) filed with the Securities and Exchange Commission on January 9, 1998.

   21.1*           Subsidiaries of Registrant.

   23.1*           Consent of Arthur Andersen LLP.

   23.2*           Consent of Netherland, Sewell & Associates, Inc.

   23.3*           Consent of McDaniel & Associates Consultants, Ltd.

   23.4*           Consent of Ryder Scott Company.

   27.1* Financial Data Schedule, included solely in the form 10-K filed electronically with the Securities and Exchange
                   Commission.

------------

*    Filed herewith